Form 10-Q
period 1995-03-31
NATIONAL INSURANCE GROUP /CA/
filed 1995-05-15
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 1995

Commission file number:  0-16332

                            NATIONAL INSURANCE GROUP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                         94-3031790
(State of Incorporation)                       (IRS Employer Identification No.)

 395 OYSTER POINT BOULEVARD, SUITE 500                      94080
     SOUTH SAN FRANCISCO, CA
(Address of principal executive office)                   (Zip Code)

                                (415)  872-6772
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    XX           NO
      ----               ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,678,729 shares as of March 31, 1995.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                   Page
Item 1 - Financial Statements:

          Consolidated Balance Sheets-March 31, 1995 and                            1
            December 31, 1994.

          Consolidated Statements of Earnings for the three-                        2
            month period ended March 31, 1995
            and 1994.

          Consolidated Statements of Shareholders' Equity                           3
            for three months ended March 31, 1995 and 1994.

          Consolidated Statements of Cash Flows for the                             4
            three months ended March 31, 1995 and 1994.

          Notes to Consolidated Financial Statements                                5

          Other Financial Information                                               6


Item 2 - Management's Discussion and Analysis of Financial                        7-8
         Condition and Operating Results

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                       None

Item 2 - Changes in Securities                                                   None

Item 3 - Defaults Upon Senior Securities                                         None

Item 4 - Other Information                                                       None

Item 5 - Exhibits and Reports on Form 8-K:

            Reports on Form 8-K                                                  None

            Exhibit 11 - Computation of Weighted
            Average Shares Outstanding and Earnings                                 9
            Per Share

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
- - - - - - --------------------------------------------------------------------------------

(in thousands of dollars,
except share amounts)               March 31,       December 31,
                                        1995               1994
                                  -----------       ------------
ASSETS:                           (Unaudited)
- - - - - - -------
Investments:
- - - - - - ------------
 Fixed maturities                  $  21,676          $  23,067
 Equity securities                     2,064              2,000
 Short-term investments               14,518             13,890
                                   ---------          ---------
Total investments                     38,258             38,957
Cash                                     617                155
Net Premiums and
  accounts receivable                  3,726              4,786
Property and equipment, net            5,541              5,918
Deferred acquisition costs             3,197              3,573
Deferred federal income taxes            153                298
Other assets                           1,415              1,405
                                   ---------          ---------
Total assets                       $  52,907          $  55,092
                                   =========          =========

LIABILITIES:
- - - - - - ------------
Rseseve for losses and LAE         $   3,333          $   3,360
Unearned premiums                      6,951              7,768
Accrued expenses and other
  liabilities                          3,407              3,758
Drafts payable                           165                374
Reserve for return premiums            1,948              2,542
                                   ---------          ---------
Total liabilities                     15,804             17,802
                                   ---------          ---------

SHAREHOLDERS' EQUITY:
- - - - - - ---------------------
Common Stock, no par value;
authorized, 15,000,000 shares;
issued and outstanding 4,678,729
in 1995 and 1994.                     23,066             23,065
Retained earnings                     14,037             14,225
                                   ---------          ---------
Total shareholders' equity            37,103             37,290
                                   ---------          ---------
Total liabilities and
shareholders' equity               $  52,907          $  55,092
                                   =========          =========


   The accompanying notes are an integral part of these financial statements.

                      NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


- - - - - - --------------------------------------------------------------------------------
For the periods ended March 31, 1995 and 1994
(in thousands of dollars, except share amounts)
- - - - - - --------------------------------------------------------------------------------

                                                         First Quarter
                                                         -------------
                                                       1995        1994
                                                       ----        ----
Net premiums written                                 $   3,651   $   5,405
Change in unearned premiums                                817         446
                                                     ---------   ---------
Net premiums earned                                      4,468       5,851
Flood inquiry fees                                       1,719       2,905
Tracking fees                                              997         705
Net commission income                                      198          62
Net investment income                                      510         484
                                                     ---------   ---------
   TOTAL REVENUES                                        7,892      10,007
                                                     ---------   ---------

Loss and LAE incurred                                    1,873       2,589
Commissions paid to
  nonaffiliates                                            680       1,331
Personnel expenses                                       3,330       3,585
All other expenses                                       2,346       2,042
                                                     ---------   ---------
   TOTAL EXPENSES                                        8,229       9,547
                                                     ---------   ---------
Income(loss) before provision
  for income taxes                                        (337)        460
Provision for income taxes                                (108)        147
                                                     ---------   ---------
   NET INCOME (LOSS)                                 $    (229)  $     313
                                                     =========   =========
Weighted average common and
  common equivalent shares
  outstanding                                        4,678,729   5,204,496
                                                     =========   =========
Per share results:
Net income (loss) per share                          $    (.05)  $     .06
                                                     =========   =========


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

- - - - - - --------------------------------------------------------------------------------
For the three months ended March 31, 1995 and 1994
(in thousands of dollars, except share amounts)
- - - - - - --------------------------------------------------------------------------------

                                                               Total
                             Common Stock                      Share-
                         ---------------------    Retained     holders'
                         Shares       Amount      Earnings     Equity
- - - - - - ----------------------------------------------------------------------
Balance at
Dec. 31, 1993            5,063,729     $25,267     $16,682     $41,949


Secondary Offering         115,000       1,401           -       1,401
Dividends paid                   -           -        (414)       (414)
Net income                       -           -         313         313
Unrealized (loss), net
of deferred tax                  -           -         (52)        (52)
                        ----------     -------     -------     -------
Balance at
March 31, 1994           5,178,729     $26,668     $16,528     $43,196
                        ==========     =======     =======     =======
Balance at
Dec. 31, 1994            4,678,729     $23,066     $14,224     $37,290
Net loss                         -           -        (229)       (229)
Unrealized gain, net
of deferred tax                  -           -          42          42
                        ----------     -------     -------     -------
Balance at
March 31, 1995           4,678,729     $23,066     $14,037     $37,103
                        ==========     =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Increase (Decrease) in cash
- - - - - - --------------------------------------------------------------------------------

- - - - - - --------------------------------------------------------------------------
Three months ended:                     March 31, 1995      March 31, 1994
(in thousands of dollars)
- - - - - - --------------------------------------------------------------------------
Net cash used in
operating activities                         $(182)            $  (228)

Net cash provided by
<used in> investing activities                 644              (1,131)

Net cash provided by
financing activities                             -                 986
                                             -----             -------
Increase (decrease) in cash                    462                (373)
Cash, beginning of period                      155                 702
                                             -----             -------
Cash, end of period                          $ 617             $   329
                                             =====             =======

There were no Federal or State income taxes paid during the three-months ended March 31, 1995 or 1994.


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Information

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the three month periods ended March 31, 1995 and March 31, 1994, are not necessarily indicative of the results to be expected for the entire year.

     These quarterly interim financial statements are unaudited.

                      NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                             OTHER FINANCIAL INFORMATION

                      Summary Consolidated Financial Information

                    For the Periods Ended March 31, 1995 and 1994

                   (In Thousands of Dollars Except Share Amounts)

                                  (Unaudited)

                                                    First Quarter
                                            ----------------------------
                                             1995        1994   % Change
                                            ------      ------  --------
Income Statement Data:

Net premiums written                        $3,651      $5,405    (32.4)%
                                            ======      ======
Net premiums earned                         $4,468      $5,851    (23.6)
Flood inquiry fees                           1,719       2,905    (40.8)
Tracking fees                                  997         705     41.4
Net commission income                          198          62    219.4
Net investment income                          510         484      5.3
                                            ------      ------
TOTAL REVENUES                               7,892      10,007    (21.1)
                                            ------      ------
Loss and LAE incurred                        1,873       2,589    (27.7)
Commissions paid to nonaffiliates              680       1,331    (48.9)
Personnel expenses                           3,330       3,585     (7.1)
All other expenses                           2,346       2,042     14.9
                                            ------      ------
TOTAL EXPENSES                               8,229       9,547    (13.8)
                                            ------      ------
Income(loss) before provision for
  income taxes                                (337)        460   (173.3)
Provision for income taxes                    (108)        147   (173.4)
                                            ------      ------
Net income (loss)                           $ (229)       $313   (173.2)
                                            ======      ======
Net income (loss) per share                 $ (.05)       $.06   (183.3)
                                            ======      ======
Weighted average shares
  outstanding                            4,678,729   5,204,496    (10.1)
                                         =========   =========

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                   Financial Condition and Operating Results

Item 2
Results of Operations
FIRST QUARTER OF 1995 COMPARED WITH FIRST QUARTER OF 1994:

REVENUE

Total revenue for the first quarter decreased from $10.0 million in 1994 to $7.9 million in 1995, a decrease of $2.1 million or 21.1%.

Net premiums written decreased from $5.4 million in 1994 to $3.7 million in 1995, a decrease of $1.7 million or 32.4%. The decrease in net premiums written for the first quarter of 1995 was principally due to three factors:
(1) heavy cancellations by one of the Company's larger customers accounted for approximately $750,000 of the decrease; (2) 1994 premiums written included approximately $480,000 from a significant customer whose loan processing portfolio was sold by the RTC in late 1994 and therefore, this customer did not contribute to premiums in the first quarter of 1995, and; (3) the change in reserves for premium cancellations accounted for approximately $440,000 of the decrease.

During the first quarter of 1995, the Company's Insurance Subsidiary exchanged written communication with the California Department of Insurance regarding its premium refund obligation under California Proposition 103 (see Note 9 of the 1994 Notes to Consolidated Financial Statements). The Insurance Subsidiary expects to continue communication with the California Department of Insurance, but at this time there has been no final agreement with the California Department of Insurance or change in the status of the Company's estimates for this contingent liability.

Net premiums earned for the first quarter decreased from $5.9 million in 1994 to $4.5 million in 1995, a decrease of $1.4 million or 23.6% due primarily to the same factors which caused the decline in net premiums written during the period.

Flood inquiry fees for the first quarter decreased from $2.9 million in 1994 to $1.7 million in 1995, a decrease of $1.2 million or 40.8%. At the end of the first quarter of 1994 the Federal Reserve began a series of interest rate increases which brought a sudden collapse to the mortgage refinancing market. Although loan origination volumes have declined by approximately 50% for the mortgage origination industry, the Company has responded by converting customers to its higher priced life-of-loan product as the industry complies with recent regulations issued by Freddie Mac.

Tracking fees for the first quarter increased from $705,000 in 1994 to $997,000 in 1995, an increase of $292,000 or 41.4%. The increase is due primarily to the addition of new outsourcing customers.

Net commission income for the first quarter of 1995 increased by $136,000 from $62,000 in 1994 to $198,000 in 1995. The increase was primarily generated by a new customer which produced significant premiums in states which required placing the premiums with a nonaffiliated insurance company from which the Company receives a commission.

Net investment income remained relatively unchanged at $484,000 for 1994 and $510,000 for 1995.


EXPENSES

Loss and loss expenses incurred decreased in total from $2.6 million (44.3% of net premiums earned) for the first quarter in 1994 to $1.9 million (40.3% of premiums earned) for the same period in 1995. The decrease in losses as a percentage of premiums earned is primarily due to losses incurred for the Southern California earthquake in January 1994, including the Company's share of losses incurred by the California FAIR Plan Association.

Commissions paid to nonaffiliates decreased from $1.3 million (22.8% of premiums earned) in the first quarter of 1994 to $0.7 million (15.2% of premiums earned) in the first quarter of 1995 a decrease of $0.6 million or 48.9%. The decrease is due primarily to the elimination of ceding commission for fronting arrangements and the elimination of the expense reimbursement to a major customer.

Personnel expenses decreased $0.3 million or 7.1% from $3.6 million in the first quarter of 1994 to $3.3 million in the first quarter of 1995, due to layoffs of certain part-time employees and the relocation of the Bellevue office which eliminated certain duplicate personnel.

All other expenses increased from $2.0 million in the first quarter 1994 to $2.3 million for the first quarter in 1995, an increase of $0.3 million or 14.9%, due primarily to the amortization of deferred acquisition cost accounts.

As a result of the above factors, operating income before provision for income taxes for the first quarter of 1995 decreased $797,000 from a $460,000 profit in first quarter of 1994 to a loss of $337,000 in first quarter of 1995. The net income for the first quarter of 1994 was $313,000 or $.06 per share compared with a net loss of $229,000 or $.05 for the first quarter of 1995. The weighted average number of shares for the first quarter of 1995 is the same as the actual number of shares outstanding, or 4,678,729, because the Company has a loss for the period, compared to the weighted average number of shares for the same period in 1994 of 5,204,496.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          NATIONAL INSURANCE GROUP
                                                (REGISTRANT)



                                          /S/ MARK A. SPEIZER
- - - - - - ------------------------------            -----------------------------------
DATE: MAY 11, 1995                                    (SIGNATURE)
                                          Mark A. Speizer, Chairman
                                          of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


                                          /S/ HOWARD L. HERMAN
- - - - - - ------------------------------            -----------------------------------
DATE: MAY 11, 1995                                    (SIGNATURE)
                                          Howard L. Herman, President,
                                          Acting Chief Financial Officer
                                          and Director (Principal Financial
                                          and Accounting Officer)

                                Exhibit Index

Ex. 11 Computation of weighted average shares outstanding and earnings per share

Ex. 27  Financial Data Schedule