Form 10-Q
period 1995-06-30
NATIONAL INSURANCE GROUP /CA/
filed 1995-08-14
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,678,729 shares as of June 30, 1995.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                             Page
Item 1 - Financial Statements:

          Consolidated Balance Sheets-June 30, 1995 and                       1
            December 31, 1994.

          Consolidated Statements of Earnings for the six-                    2
            month period ended June 30, 1995
            and 1994.

          Consolidated Statements of Shareholders' Equity                     3
            for six months ended June 30, 1995 and 1994.

          Consolidated Statements of Cash Flows for the                       4
            six months ended June 30, 1995 and 1994.

          Notes to Consolidated Financial Statements                          5

          Other Financial Information                                         6


Item 2 - Management's Discussion and Analysis of Financial                 7-10
     Condition and Operating Results

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 None

Item 2 - Changes in Securities                                             None

Item 3 - Defaults Upon Senior Securities                                   None

Item 4 - Submission of Matters to a Vote of Security Holders                 11

Item 5 - Exhibits and Reports on Form 8-K:

            Reports on Form 8-K                                            None

            Exhibit 11 - Computation of Weighted
            Average Shares Outstanding and Earnings                          12
            Per Share


                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------
(in thousands of dollars,
except share amounts)                   June 30,       December 31,
                                            1995               1994
                                        --------       ------------
ASSETS:                              (Unaudited)
-------

Investments:
------------
 Fixed maturities                        $17,020            $23,067
 Equity securities                         2,210              2,000
 Short-term investments                   17,437             13,890
                                         -------            -------

Total investments                         36,667             38,957

Cash                                         378                155
Net Premiums and
  accounts receivable                      5,272              4,786
Property and equipment, net                4,730              5,918
Deferred acquisition costs                 2,789              3,573
Deferred federal income taxes              1,446                298
Other assets                               1,901              1,405
                                         -------            -------

Total assets                             $53,183            $55,092
                                         =======            =======

LIABILITIES:
------------

Reserve for losses and LAE               $ 2,989            $ 3,360
Unearned premiums                          6,063              7,768
Accrued expenses and other
  liabilities                              4,454              3,758
Drafts payable                               472                374
Reserve for return premiums                6,341              2,542
                                         -------            -------

Total liabilities                         20,319             17,802
                                         -------            -------

SHAREHOLDERS' EQUITY:
---------------------
Common Stock, no par value;
authorized, 15,000,000 shares;
issued and outstanding 4,678,729
in 1995 and 1994.                         23,066             23,065
Retained earnings                          9,798             14,225
                                         -------            -------

Total shareholders' equity                32,864             37,290
                                         -------            -------

Total liabilities and
shareholders' equity                     $53,183            $55,092
                                         =======            =======





The accompanying notes are an integral part of these financial statements

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

------------------------------------------------------------------------
For the periods ended June 30, 1995 and 1994
(in thousands of dollars, except share amounts)
------------------------------------------------------------------------

                                      Second Quarter               Six Months
                                      --------------               ----------

                                    1995          1994         1995           1994
                                    ----          ----         ----           ----

Net premiums written             $    3,042    $    4,898   $    6,693     $   10,303
Change in unearned premiums             888           355        1,705            801
                                 ----------    ----------   ----------     ----------

Net premiums earned                   3,930         5,253        8,398         11,104
Flood inquiry fees                    2,457         1,960        4,176          4,865
Tracking fees                         1,232           729        2,229          1,434
Net commission income                   309           197          507            259
Net investment income                   506           432        1,016            916
                                 ----------    ----------   ----------     ----------

   TOTAL REVENUES                     8,434         8,571       16,326         18,578
                                 ----------    ----------   ----------     ----------

Loss and LAE incurred                 1,677         2,163        3,550          4,752
Commissions paid to
  non-affiliates                      1,315         1,122        1,995          2,453
Personnel expenses                    4,236         3,400        7,566          6,985
All other expenses                    2,165         2,321        4,511          4,363
Non-recurring expense                 5,417         1,020        5,417          1,020
                                 ----------    ----------   ----------     ----------

   TOTAL EXPENSES                    14,810        10,026       23,039         19,573
                                 ----------    ----------   ----------     ----------

Income(loss) before provision
  for income taxes                   (6,376)       (1,455)      (6,713)          (995)

Provision for income taxes           (2,040)         (461)      (2,148)          (314)
                                 ----------    ----------   ----------     ----------

   NET INCOME (LOSS)             $   (4,336)   $     (994)  $   (4,565)    $     (681)
                                 ==========    ==========   ==========     ==========

Weighted average common and
  common equivalent shares
  outstanding                     4,678,729     4,908,169    4,678,729      4,908,169
                                 ==========    ==========   ==========     ==========

Per share results:

Net income (loss) per share      $     (.93)   $     (.20)  $     (.98)    $     (.14)
                                 ==========    ==========   ==========     ==========


The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

--------------------------------------------------------------------------------
For the six months ended June 30, 1995 and 1994
(in thousands of dollars, except share amounts)
--------------------------------------------------------------------------------


                               Common Stock                            Total
                               -----------                             Share-
                                                         Retained      holders'
                          Shares           Amount        Earnings      Equity
-------------------------------------------------------------------------------
Balance at
Dec. 31, 1993            5,063,729        $25,267       $16,682        $41,949

Secondary Offering         115,000          1,401          -             1,401

Stock Repurchase          (500,000)        (3,610)         -            (3,610)

Dividends paid                  -              -           (829)          (829)

Net income (Loss)               -              -           (681)          (681)

Unrealized (loss), net
of deferred tax                 -              -            (68)           (68)
                        ----------        -------       -------        -------

Balance at
June 30, 1994            4,678,729        $23,058       $15,104        $38,162
                        ==========        =======       =======        =======


Balance at
Dec. 31, 1994            4,678,729        $23,066       $14,224        $37,290

Net loss                        -              -         (4,565)        (4,565)

Unrealized gain, net
of deferred tax                 -              -            139            139
                        ----------        -------       -------        -------

Balance at
June 30, 1995            4,678,729        $23,066       $ 9,798        $32,864
                        ==========        =======       =======        =======


The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Increase (Decrease) in cash
--------------------------------------------------------------------------
Six months ended:                         June 30, 1995      June 30, 1994
(in thousands of dollars)
--------------------------------------------------------------------------
Net cash used in
operating activities                         $(2,499)          $(1,440)

Net cash provided by
<used in> investing activities                 2,722             3,854

Net cash provided by
financing activities                            -               (3,038)
                                             -------           -------

Increase (decrease) in cash                      223              (624)

Cash, beginning of period                        155               702
                                             -------           -------

Cash, end of period                          $   378           $    78
                                             =======           =======


There were no Federal or State income taxes paid during the six-months ended June 30, 1995. Federal and State income taxes paid during the six-months ended June 30, 1994 were $192,000.


The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Information

       In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the six month periods ended June 30, 1995 and June 30, 1994, are not necessarily indicative of the results to be expected for the entire year.

2.  Reserve for California Proposition 103 Liability

       On June 13, 1995 the California Department of Insurance notified the Company that its application for adjustment of its Constitutionally mandated roll-back of insurance premiums under California Proposition 103 had been denied. Therefore, the Company has accrued $4.1 million (in addition to the $433,000 it accrued in 1994) for the assessment as calculated by the Department. The Company does not believe that it will ultimately be liable for the entire assessment and it is currently working with the Department to review the options for resolving this issue.

       These quarterly interim financial statements are unaudited.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                          OTHER FINANCIAL INFORMATION

                   Summary Consolidated Financial Information

                  For the Periods Ended June 30, 1995 and 1994

                 (In Thousands of Dollars Except Share Amounts)

                                  (Unaudited)


                                          Second Quarter                             Six Months
                                  ---------------------------------     -----------------------------------
                                        1995        1994   %Change           1995         1994      %Change
                                  ---------------------------------     -----------------------------------
Income Statement Data:

Net premiums written                 $ 3,042     $ 4,898    (37.9)%       $ 6,693      $10,303      (35.0)%
                                   =========   =========                =========    =========

Net premiums earned                  $ 3,930     $ 5,253    (25.2)          8,398       11,104      (24.4)
Flood inquiry fees                     2,457       1,960     25.4           4,176        4,865      (14.2)
Tracking fees                          1,232         729     69.0           2,229        1,434       55.4
Net commission income                    309         197     56.9             507          259       95.8
Net investment income                    506         432     17.1           1,016          916       10.9
                                   ---------   ---------                ---------    ---------

TOTAL REVENUES                         8,434       8,571     (1.6)         16,326       18,578      (12.1)
                                   ---------   ---------                ---------    ---------


Loss and LAE incurred                  1,677       2,163    (22.5)          3,550        4,752      (25.3)
Commissions paid to
  non-affiliates                       1,315       1,122     17.2           1,995        2,453      (18.7)
Personnel expenses                     4,236       3,400     24.6           7,566        6,985        8.3
All other expenses                     2,165       2,321     (6.7)          4,511        4,363        3.4
Non-recurring expense                  5,417       1,020    431.1           5,417        1,020      431.1
                                   ---------   ---------                ---------    ---------


TOTAL EXPENSES                        14,810      10,026     47.7          23,039       19,573       17.7
                                   ---------   ---------                ---------    ---------

Income (loss) before provision
  for income taxes                    (6,376)     (1,455)  (338.2)         (6,713)        (995)    (574.7)

Provision for income
  taxes                               (2,040)       (461)  (342.6)         (2,148)        (314)    (584.1)
                                   ---------   ---------                ---------    ---------

Net income (loss)                    $(4,336)    $  (994)  (336.2)         (4,565)        (681)    (570.3)
                                   =========   =========                =========    =========

Net income (loss) per share          $  (.93)    $  (.20)  (365.0)        $  (.98)     $  (.14)    (600.0)
                                   =========   =========                =========    =========

Weighted average shares
  outstanding                      4,678,729   4,908,169     (4.7)      4,678,729    4,908,169       (4.7)
                                   =========   =========                =========    =========

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                   Financial Condition and Operating Results

Item 2
Results of Operations
SECOND QUARTER OF 1995 COMPARED WITH SECOND QUARTER OF 1994:

REVENUE

Total revenue for the second quarter decreased from $8.6 million in 1994 to $8.5 million in 1995, a decrease of $100,000 or 1.6%.

Net premiums written decreased from $4.9 million in 1994 to $3.0 million in 1995, a decrease of $1.9 million or 37.9%. The decrease in net premiums written for the second quarter of 1995 was principally due to three factors:
(1) heavy cancellations by one of the Company's larger customers accounted for approximately $675,000 of the decrease; (2) 1994 premiums written included approximately $400,000 from a significant customer whose loan processing portfolio was sold by the RTC in late 1994 and therefore, this customer did not contribute to premiums in the second quarter of 1995, and; (3) an increase in reserves for premium cancellations accounted for approximately $560,000 of the decrease.


Net premiums earned for the second quarter decreased from $5.3 million in 1994 to $3.9 million in 1995, a decrease of $1.4 million or 25.2% due primarily to the same factors which caused the decline in net premiums written during the period.

Flood inquiry fees for the second quarter increased from $2.0 million in 1994 to $2.5 million in 1995, an increase of $500,000 or 25.4%. During the second quarter of 1994 the Federal Reserve began a series of interest rate increases which reduced mortgage loan origination volumes and therefore, Flood Inquiry fee revenue. During the second quarter of 1995, interest rates declined and loan origination volumes have generally increased. In addition, the Company has added new customers and converted customers to its higher priced life-of-loan product as the industry complies with recent regulations issued by Freddie Mac.

Tracking fees for the second quarter increased from $729,000 in 1994 to $1,232,000 in 1995, an increase of 503,000 or 69.0%. The increase is due primarily to the addition of new outsourcing customers.

Net commission income for the second quarter of 1995 increased from $197,000 in 1994 to $309,000 in 1995, an increase of $112,000 or 56.9%. The increase was primarily generated by placing premiums with a non-affiliated insurance company from which the Company receives a commission.

Net investment income remained relatively unchanged at $432,000 for 1994 and $506,000 for 1995.

EXPENSES

Loss and loss expenses incurred decreased in total from $2.2 million (41.2% of net premiums earned) for the second quarter in 1994 to $1.7 million (42.7% of premiums earned) for the same period in 1995. Losses as a percentage of premiums earned is consistent with normal fluctuations around the Company's historical loss ratio.

Commissions paid to non-affiliates increased from $1.1 million (21.4% of premiums earned) in the second quarter of 1994 to $1.3 million (33.4% of premiums earned) in the second quarter of 1995 an increase of $193,000 or 17.2%. The increase between quarters is due primarily to the refunds received from a non-affiliated insurance company which significantly reduced ceded commission expense in the second quarter of 1994 when the Company cancelled a large book of assumed premiums.

Personnel expenses increased from $3.4 million in the second quarter of 1994 to $4.2 million in the second quarter of 1995, an increase of $800,000 or 24.6%. The increase is due to staff additions in response to the volume increases in the Flood Inquiry and Tracking fee based business and staff additions in the information systems departments as the Company invests in improved information systems technology.

All other expenses decreased from $2.3 million in the second quarter 1994 to $2.2 million for the second quarter in 1995, a decrease of $100,000 or 6.7%.

The Company incurred expenses of a non-recurring nature in the amount of $5.4 million during the second quarter of 1995. On June 13, 1995, the California Department of Insurance notified the Company its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. Although the Company does not believe that it will ultimately be liable for the entire assessment, the Company has decided to accrue for the assessment as calculated by the California Department of Insurance. In addition, the Company realized an expense of $817,000 in connection with the retirement of Howard Herman who was the Company's President and recognized an accrual of $500,000 for the write-off of software used to provide its information services products.

As a result of the above factors, operating loss before provision for income taxes for the second quarter of 1995 increased $4.9 million from a loss of $1.5 in the second quarter of 1994 to a loss of $6.4 million in second quarter of 1995. The net loss for the second quarter of 1994 was $1.0 million or $.20 per share compared with a net loss of $4.3 million or $.93 for the second quarter of 1995. The weighted average number of shares for the second quarter of 1994 and 1995 is the same as the actual number of shares outstanding, or 4,908,169 and 4,678,729, respectively.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1994:

REVENUE

Total revenue for the six-month period decreased from $18.6 million in 1994 to $16.3 million in 1995, a decrease of $2.3 million or 12.1%.

Net premiums written decreased from $10.3 million in 1994 to $6.7 million in 1995, a decrease of $3.6 million or 35.0%. The decrease in net premiums written for the second quarter of 1995 was principally due to three factors:
(1) heavy cancellations by one of the Company's larger customers accounted for approximately $1.1 million of the decrease; (2) 1994 premiums written included approximately $840,000 from a significant customer whose loan processing portfolio was sold by the RTC in late 1994 and therefore, this customer did not contribute to premiums in the six-month period of 1995, and; (3) an increase in reserves for premium cancellations accounted for approximately $1.2 million of the decrease.


Net premiums earned for the six-month period decreased from $11.1 million in 1994 to $8.4 million in 1995, a decrease of $2.7 million or 24.4% due primarily to the same factors which caused the decline in net premiums written during the period.

Flood inquiry fees for the six-month period decreased from $4.9 million in 1994 to $4.2 million in 1995, a decrease of $700,000 or 14.2%. During the six-month period 1994 the Federal Reserve began a series of interest rate increases which reduced mortgage loan origination volumes and therefore, Flood Inquiry fee revenue during the balance of 1994 and into the first quarter of 1995. In the second quarter of 1995, interest rates declined and therefore, loan origination volumes Flood Inquiry revenues have generally increased. In addition, during 1995 the Company has added new customers and converted customers to its higher priced life-of-loan product as the industry complies with recent regulations issued by Freddie Mac.

Tracking fees for the six-month period increased from $1.4 million in 1994 to $2.2 million in 1995, an increase of $795,000 or 55.4%. The increase is due primarily to the addition of new outsourcing customers.

Net commission income for the six-month period 1995 increased from $259,000 in 1994 to $507,000 in 1995, an increase of $248,000 or 95.8%. The increase was primarily generated by placing premiums with a non-affiliated insurance company from which the Company receives a commission.

Net investment income remained relatively unchanged at $916,000 for 1994 and $1.0 million for 1995.

EXPENSES

Loss and loss expenses incurred decreased in total from $4.8 million (42.8% of net premiums earned) for the six-month period in 1994 to $3.6 million (42.3% of premiums earned) for the same period in 1995. Losses as a percentage of premiums earned is consistent with normal fluctuations around the Company's historical loss ratio.

Commissions paid to non-affiliates decreased from $2.5 million (22.1% of premiums earned) in the six-month period 1994 to $2.0 million (23.8% of premiums earned) in the six-month period 1995 a decrease of $500,000 or 18.7%. The decrease between periods is consistent with normal fluctuations around the Company's historical commission ratio.

Personnel expenses increased from $7.0 million in the six-month period of 1994 to $7.6 million in the six-month period of 1995, an increase of $600,000 or 8.3%. The increase is due to staff additions in response to the volume increases in the Flood Inquiry and Tracking fee based business and staff additions in the information systems departments as the Company invests in improved information systems technology.

All other expenses increased from $4.4 million in the six-month period of 1994 to $4.5 million for the six-month period in 1995, a decrease of $100,000 or 3.4%.

The Company incurred expenses of a non-recurring nature in the amount of $5.4 million during the second quarter of 1995. On June 13, 1995, the California Department of Insurance notified the Company its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. Although the Company does not believe that it will ultimately be liable for the entire assessment, the Company has decided to accrue for the assessment as calculated by the California Department of Insurance. In addition, the Company realized an expense of $817,000 in connection with the retirement of Howard Herman who was the Company's President and recognized an accrual of $500,000 for the write-off of software used to provide its information services products.

As a result of the above factors, operating loss before provision for income taxes for the six-month period 1995 increased $5.7 million from a loss of $1.0 in the six-month period 1994 to a loss of $6.7 million in six-month period 1995. The net loss for the six-month period in 1994 was $681,000 or $.14 per share compared with a net loss of $4.6 million or $.98 for the six-month period in 1995. The weighted average number of shares for the six-month period of 1994 and 1995 is the same as the actual number of shares outstanding, or 4,908,169 and 4,678,729, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 23, 1995. At the annual meeting, the shareholders elected Mark A. Speizer, Howard L. Herman, Kenneth Ross, and Mel Croner to serve as directors of the Company for the ensuing year, amended the Company's 1986 Stock Option Plan, amended the 1991 Director Option Plan, and ratified the selection of Coopers & Lybrand as the Company's independent accountants for the year ending December 31, 1995.

The vote for each of the proposals at the annual meeting were as follows:

                                                                                                       BROKER
PROPOSAL                                          FOR           AGAINST           WITHHELD          NON-VOTES
--------                                          ---           -------           --------          ---------
1. Election of Directors:
  Mark A. Speizer                           3,695,082                 -              8,600                  -
  Howard L. Herman                          3,695,082                 -              9,100                  -
  Kenneth Ross                              3,697,082                 -              7,100                  -
  Mel Croner                                3,697,082                 -              7,100                  -

2. Amendment to 1986 Stock Option Plan:
                                            3,592,678            78,872              5,600             27,032

3. Amendment to 1991 Director Option Plan:
                                            3,345,278           323,972              7,900             27,032

4. Appointment of Coopers & Lybrand:
                                            3,702,282             1,700                200                  -


No other matters were submitted to a vote of security holders of the Company at the annual meeting or otherwise during the quarter.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             NATIONAL INSURANCE GROUP
                                             -----------------------------
                                                   (REGISTRANT)


                                              /S/ MARK A. SPEIZER
-----------------------                      -----------------------------
DATE: AUGUST 14, 1995                              (SIGNATURE)
                                             Mark A. Speizer, Chairman
                                             of the Board and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


                                              /S/ KEVIN C. EICHLER
-----------------------                      -----------------------------
DATE: AUGUST 14, 1995                               (SIGNATURE)
                                             Kevin C. Eichler,
                                             Executive Vice President
                                             and Chief Financial
                                             Officer (Principal
                                             Financial and Accounting
                                             Officer)

                                 EXHIBIT INDEX

Ex 11 Computation of weighted average shares outstanding and earnings per share

Ex 27          Financial Data Schedule