Form 10-Q
period 1995-10-30
NATIONAL INSURANCE GROUP /CA/
filed 1995-11-13
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1995

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

Yes    XX                 NO
     -----                    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,679,697 shares as of September 30, 1995.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q

PART I -  FINANCIAL INFORMATION                                                                      Page

Item 1 -  Financial Statements:

            Consolidated Balance Sheets-September 30, 1995 and                                          1
              December 31, 1994.

            Consolidated Statements of Earnings for the nine-                                           2
              month period ended September 30, 1995
              and 1994.

            Consolidated Statements of Shareholders' Equity                                             3
              for nine months ended September 30, 1995 and 1994.

            Consolidated Statements of Cash Flows for the                                               4
              nine months ended September 30, 1995 and 1994.

            Notes to Consolidated Financial Statements                                                  5

            Other Financial Information                                                                 6

Item 2 -  Management's Discussion and Analysis of Financial                                          7-10
          Condition and Operating Results

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                                          None

Item 2 -  Changes in Securities                                                                      None

Item 3 -  Defaults Upon Senior Securities                                                            None

Item 4 -  Submission of Matters to a Vote of Security Holders                                        None

Item 5 -  Exhibits and Reports on Form 8-K:

               Reports on Form 8-K                                                                   None

               Exhibit 11 - Computation of Weighted
               Average Shares Outstanding and Earnings
               Per Share                                                                               11

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------
(in thousands of dollars,
except share amounts)                                      September 30,       December 31,
                                                               1995                1994
                                                           -------------       ------------
ASSETS:                                                    (Unaudited)
-------
Investments:
------------
 Fixed maturities                                           $  15,473           $  23,067
 Equity securities                                              2,234               2,000
 Short-term investments                                        18,383              13,890
                                                            ---------           ---------

Total investments                                              36,090              38,957

Cash                                                              148                 155
Net Premiums and
  accounts receivable                                           4,980               4,786
Property and equipment, net                                     4,622               5,918
Deferred acquisition costs                                      2,740               3,573
Deferred federal income taxes                                   1,260                 298
Other assets                                                    1,993               1,405
                                                            ---------           ---------

Total assets                                                $  51,833           $  55,092
                                                            =========           =========
LIABILITIES:
------------

Reserve for losses and LAE                                  $   2,492           $   3,360
Unearned premiums                                               5,957               7,768
Accrued expenses and other
  liabilities                                                   2,585               3,758
Drafts payable                                                    392                 374
Reserve for return premiums                                     7,452               2,542
                                                            ---------           ---------

Total liabilities                                              18,878              17,802
                                                            ---------           ---------
SHAREHOLDERS' EQUITY:
---------------------
Common Stock, no par value;
authorized, 15,000,000 shares;
issued and outstanding 4,679,697
in 1995 and 4,678,729 in 1994.                                 23,071              23,065
Retained earnings                                               9,884              14,225
                                                            ---------           ---------

Total shareholders' equity                                     32,955              37,290
                                                            ---------           ---------
Total liabilities and
shareholders' equity                                        $  51,833           $  55,092
                                                            =========           =========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

---------------------------------------------------------------------------------------
For the periods ended September 30, 1995 and 1994
(in thousands of dollars, except share amounts)
---------------------------------------------------------------------------------------

                                       Third Quarter                  Nine Months
                                -------------------------    --------------------------
                                     1995         1994           1995           1994
                                -----------   -----------    -----------    -----------

Net premiums written            $     3,715   $     5,154    $    10,408    $    15,457
Change in unearned premiums             106          (474)         1,811            327
                                -----------   -----------    -----------    -----------

Net premiums earned                   3,821         4,680         12,219         15,784
Flood inquiry fees                    3,364         1,568          7,540          6,433
Tracking fees                         1,279           758          3,508          2,192
Net commission income                   416           190            923            449
Net investment income                   488           442          1,504          1,358
                                -----------   -----------    -----------    -----------

   TOTAL REVENUES                     9,368         7,638         25,694         26,216
                                -----------   -----------    -----------    -----------

Loss and LAE incurred                 1,127         1,888          4,677          6,640
Commissions paid to
  non-affiliates                        944           763          2,939          3,216
Personnel expenses                    5,264         3,388         12,830         10,373
All other expenses                    1,928         2,246          6,439          6,609
Non-recurring expense                    --            --          5,417          1,020
                                -----------   -----------    -----------    -----------


   TOTAL EXPENSES                     9,263         8,285         32,302         27,858
                                -----------   -----------    -----------    -----------

Income(loss) before provision
  for income taxes                      105          (647)        (6,608)        (1,642)

Provision for income taxes               34          (211)        (2,114)          (525)
                                -----------   -----------    -----------    -----------

   NET INCOME (LOSS)            $        71   $      (436)   $    (4,494)   $    (1,117)
                                ===========   ===========    ===========    ===========
Weighted average common and
  common equivalent shares
  outstanding                     4,728,651     4,678,729      4,679,697      4,678,729
                                ===========   ===========    ===========    ===========
Per share results:

Net income (loss) per share     $       .02   $      (.09)   $      (.96)   $      (.24)
                                ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

---------------------------------------------------------------------------------
For the nine months ended September 30, 1995 and 1994
(in thousands of dollars, except share amounts)
---------------------------------------------------------------------------------

                                                                         Total
                                 Common Stock                            Share-
                             --------------------         Retained       holders'
                             Shares        Amount         Earnings       Equity
---------------------------------------------------------------------------------
Balance at
Dec. 31, 1993              5,063,729    $    25,267    $    16,682    $    41,949


Secondary Offering           115,000          1,401           --            1,401

Offering Costs                  --                8           --                8

Stock Repurchase            (500,000)        (3,610)          --           (3,610)

Dividends paid                  --             --           (1,016)        (1,016)

Net income (Loss)               --             --           (1,117)        (1,117)

Unrealized (loss), net
of deferred tax                 --             --              (85)           (85)
                         -----------    -----------    -----------    -----------

Balance at
September 30, 1994         4,678,729    $    23,065    $    14,464    $    37,530
                         ===========    ===========    ===========    ===========


Balance at
Dec. 31, 1994              4,678,729    $    23,066    $    14,225    $    37,290

Options Exercised:
Proceeds                         968              4           --                4
Tax Benefit                     --                1           --                1

Net loss                        --             --           (4,494)        (4,494)

Unrealized gain, net
of deferred tax                 --             --              154            154
                         -----------    -----------    -----------    -----------

Balance at
September 30, 1995         4,679,697    $    23,071    $     9,884    $    32,955
                         ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Increase (Decrease) in cash

--------------------------------------------------------------------------------
Nine months ended:                     September 30, 1995     September 30, 1994
(in thousands of dollars)
--------------------------------------------------------------------------------
Net cash used in
operating activities                         $(3,121)             $  (180)

Net cash provided by
(used in) investing activities                 2,833                3,280

Net cash provided by
financing activities                               5               (3,217)
                                              ------               ------

Increase (decrease) in cash                      223                 (117)

Cash, beginning of period                        155                  702
                                              ------                 ----

Cash, end of period                           $  148               $  585
                                              ======               ======


There were no Federal or State income taxes paid during the nine-months ended September 30, 1995. Federal and State income taxes paid during the nine-months ended September 30, 1994 were $207,000.


The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Financial Information

       In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the nine month periods ended September 30, 1995 and September 30, 1994, are not necessarily indicative of the results to be expected for the entire year.

       These quarterly interim financial statements are unaudited.

2.     Reserve for California Proposition 103 Liability

       The California Department of Insurance, by letter dated June 13, 1995, denied the Company's application for an adjustment to the Department's formula for determining the amount of the Company's Proposition 103 rollback liability. In order to reserve for the $4.5 million rollback liability assessed by the Department, the Company accrued $4.1 million in the second quarter of 1995 in addition to the 1994 accrual of $433,000. This amount is included on the balance sheet as part of the Reserve for return premiums and on the income statement as Non-recurring expense. By stipulation dated October 25, 1995, the Company and the Department agreed to settle the Company's Proposition 103 rollback liability for approximately $4.1 million. Under the terms of the Stipulation, the $4.1 million rollback refund will be allocated to policyholders in proportion to the premium paid by them during the rollback period. The Company expects to make the refunds some time in January, 1996. Under the terms of the Stipulation, the Company has 90 days from November 14, 1995 to make refunds. The amount of any refund checks uncashed after a certain period will be escheated to the State of California in accordance with its laws. Although the Company will incur additional costs for processing the refunds, management believes that its existing reserves are adequate.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           OTHER FINANCIAL INFORMATION

                   Summary Consolidated Financial Information

                For the Periods Ended September 30, 1995 and 1994

                 (In Thousands of Dollars Except Share Amounts)

                                   (Unaudited)


                                             Third Quarter                                   Nine Months
                                ----------------------------------             -------------------------------------
                                    1995         1994      %Change                1995          1994        %Change
                                ----------------------------------             -------------------------------------
Income Statement Data:

Net premiums written            $     3,715   $     5,154    (27.9)%           $    10,408    $    15,457      (32.7)%
                                ===========   ===========                      ===========    ===========

Net premiums earned             $     3,821   $     4,680    (18.4)                 12,219         15,784      (22.6)
Flood inquiry fees                    3,364         1,568    114.5                   7,540          6,433       17.2
Tracking fees                         1,279           758     68.7                   3,508          2,192       60.0
Net commission income                   416           190    118.9                     923            449      105.6
Net investment income                   488           442     10.4                   1,504          1,358       10.8
                                -----------   -----------                      -----------    -----------

TOTAL REVENUES                        9,368         7,638     22.6                  25,694         26,216       (2.0)
                                -----------   -----------                      -----------    -----------

Loss and LAE incurred                 1,127         1,888    (40.3)                  4,677          6,640      (29.6)
Commissions paid to
  non-affiliates                        944           763     23.7                   2,939          3,216       (8.6)
Personnel expenses                    5,264         3,388     55.4                  12,830         10,373       23.7
All other expenses                    1,928         2,246    (14.2)                  6,439          6,609       (2.6)
Non-recurring expense                    --            --                            5,417          1,020      431.1
                                -----------   -----------                      -----------    -----------

TOTAL EXPENSES                        9,263         8,285     11.8                  32,302         27,858       16.0
                                -----------   -----------                      -----------    -----------
Income(loss) before provision
  for income taxes                      105          (647)   116.2                  (6,608)        (1,642)    (302.4)

Provision for income
  taxes                                  34          (211)   116.1                  (2,114)          (525)    (302.7)
                                -----------   -----------                      -----------    -----------

Net income (loss)               $        71   $      (436)   116.3             $    (4,494)   $    (1,117)    (302.3)
                                ===========   ===========                      ===========    ===========

Net income (loss) per share     $       .02   $      (.09)   116.1             $      (.96)   $      (.24)    (302.3)
                                ===========   ===========                      ===========    ===========
Weighted average shares
  outstanding                     4,728,651     4,678,729      1.1               4,679,697      4,678,729        0.0
                                ===========   ===========                      ===========    ===========

NATIONAL INSURANCE GROUP

Management s Discussion and Analysis of
Financial Condition and Operating Results

Item 2
Results of Operations
THIRD QUARTER OF 1995 COMPARED WITH THIRD QUARTER OF 1994:

REVENUE

Total revenue for the third quarter increased from $7.6 million in 1994 to $9.4 million in 1995, an increase of $1.8 million or 23.7%.

Net premiums written for the third quarter decreased from $5.2 million in 1994 to $3.7 million in 1995, a decrease of $1.5 million or 28.9%. The decrease was principally due to cancellations by one of the Company's larger customers which accounted for approximately $1.7 million and an increase in reserves for premium cancellations accounting for approximately $400,000. These decreases were partially offset by additional business from new customers.

Net premiums earned for the third quarter decreased from $4.7 million in 1994 to $3.8 million in 1995, a decrease of $900,000 or 19.2% due primarily to the same factors which caused the decline in net premiums written during the period.

Flood inquiry fees for the third quarter increased from $1.6 million in 1994 to $3.4 million in 1995, an increase of $1.8 million or 112.5%. During the third quarter of 1995, interest rates declined and loan origination volumes generally increased. Interest rates on 30 year fixed mortgages during the third quarter of 1994 averaged 8.61% compared to an average of 7.74% during the third quarter of 1995. In addition, the Company has added new customers and converted many of its existing customers to the higher priced life-of-loan product as the industry complies with recent regulations issued by the secondary market.

Tracking fees for the third quarter increased from $760,000 in 1994 to $1.3 million in 1995, an increase of $540,000 or 71.1%. The increase was due primarily to the addition of several new customers with one new customer contributing approximately $265,000 of the increase.

Net commission income for the third quarter increased from $190,000 in 1994 to $416,000 in 1995, an increase of $226,000 or 119.0%. The increase was primarily generated by placing premiums with a non-affiliated insurance company from which the Company receives a commission.

Net investment income for the third quarter remained relatively unchanged at $442,000 in 1994 and $488,000 in 1995.

Expenses

Loss and loss expenses incurred for the third quarter decreased from $1.9 million (40.4% of net premiums earned) in 1994 to $1.1 million (29.0% of net premiums earned) in 1995, a decrease of $800,000 or 42.1%. The decrease was due in part to fewer occurrences of catastrophic events in 1995 as compared to 1994.

Commissions paid to non-affiliates in the third quarter increased from $763,000 (16.3% of premiums earned) in 1994 to $944,000 (24.7% of premiums earned) in 1995, an increase of $181,000 or 23.7%. The percent of commissions paid to premiums earned was unusually low in the third quarter of 1994 due to a large amount of premiums written from a customer with a lower commission rate than the Company's overall average. The percentage calculation for the current quarter more accurately reflects the Company s historic rate.

Personnel expenses in the third quarter increased from $3.4 million in 1994 to $5.3 million in 1995, an increase of $1.9 million or 55.9%. The increase was due to staff additions in response to the volume increases in the Flood Inquiry and Tracking fee based business.

All other expenses in the third quarter decreased from $2.2 million in 1994 to $1.9 million in 1995, a decrease of $300,000 or 13.6%.

As a result of the above factors, operating income before provision for income taxes for the third quarter of 1995 increased from a loss of $647,000 in 1994 to a gain of $105,000 in 1995, an increase of $752,000 or 116.2%. The net loss for the third quarter of 1994 was $436,000 or $(.09) per share compared with a net gain of $71,000 or $.02 in 1995. The weighted average number of shares outstanding for the third quarter of 1994 and 1995 were 4,678,729 and 4,728,651, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994:

REVENUE

Total revenue for the nine-month period decreased from $26.2 million in 1994 to $25.7 million in 1995, a decrease of $500,000 or 1.9%.

Net premiums written for the nine-month period decreased from $15.5 million in 1994 to $10.4 million in 1995, a decrease of $5.1 million or 32.9%. The decrease in net premiums was principally due to three factors: (1) cancellations by one of the Company's larger customers accounted for approximately $3.1 million of the decrease; (2) 1994 premiums written included approximately $840,000 from a significant customer whose loan processing portfolio was sold by the RTC in late 1994 and therefore, the customer did not contribute to premiums in 1995, and;
(3) an increase in reserves for premium cancellations accounted for approximately $1.4 million of the decrease. The decreases were partially offset by additional business from new customers.

Net premiums earned for the nine-month period decreased from $15.8 million in 1994 to $12.2 million in 1995, a decrease of $3.6 million or 22.8%. The decrease in net premiums earned was due primarily to the same factors which caused the decline in net premiums written during the period.

Flood inquiry fees for the nine-month period increased from $6.4 million in 1994 to $7.5 million in 1995, an increase of $1.1 million or 17.2%. Interest rates began to decline during the first quarter of 1995 contributing to increases in loan origination volumes. In addition, the Company added new customers and converted many of its customers to the higher priced life-of-loan product as the industry complies with recent regulations issued by the secondary market.

Tracking fees for the nine-month period increased from $2.2 million in 1994 to $3.5 million in 1995, an increase of $1.3 million or 59.1%. The increase was due primarily to the addition of several new customers .

Net commission income for the nine-month period increased from $449,000 in 1994 to $923,000 in 1995, an increase of $474,000 or 105.6%. The increase was primarily generated by placing premiums with a non-affiliated insurance company from which the Company receives a commission.

Net investment income for the nine-month period remained relatively unchanged at $1.4 million in 1994 and $1.5 million in 1995.

Expenses

Loss and loss expenses incurred for the nine-month period decreased from $6.6 million (41.8% of net premiums earned) in 1994 to $4.7 million (38.5% of net premiums earned) in 1995, a decrease of $1.9 million or 28.8%. The decrease was due in part to fewer occurrences of catastrophic events in 1995 as compared to 1994.

Commissions paid to non-affiliates in the nine-month period decreased from $3.2 million (20.3% of premiums earned) in 1994 to $2.9 million (23.8% of premiums earned) in 1995, a decrease of $300,000 or 9.4%. The decrease is consistent with normal fluctuations around the Company's historical commission ratio.

Personnel expenses in the nine-month period increased from $10.4 million in 1994 to $12.8 million in 1995, an increase of $2.4 million or 23.1%. The increase is due to staff additions in response to the volume increases in the Flood Inquiry and Tracking fee based business and staff additions in the information systems departments in an effort to enhance the new systems technology.

All other expenses in the nine-month period decreased from $6.6 million in 1994 to $6.4 million in 1995, a decrease of $200,000 or 3.0%.

The Company incurred expenses of a non-recurring nature in the amount of $5.4 million during 1995. On June 13, 1995, the California Department of Insurance notified the Company that its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. This amount is included on the balance sheet as part of the Reserve for return premiums and on the income statement as Non-recurring expense. In addition, the Company realized an expense of $817,000 in connection with the retirement of Howard Herman who was the Company's President and also recognized an accrual of $500,000 for the write-off of software used to provide its information services products.

As a result of the above factors, operating income before provision for income taxes for the nine-month period decreased from a loss of $1.6 million in 1994 to a loss of $6.6 million in 1995, a decrease of $5.0 million. The net loss for the nine-month period of 1994 was $1.1 million or $(.24) per share compared with a net loss of $4.5 million or $(.96) in 1995. The weighted average number of shares outstanding for the nine months of 1994 and 1995 were 4,678,729 and 4,679,697, respectively.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                     NATIONAL INSURANCE GROUP
                                                   -----------------------------
                                                            (REGISTRANT)

                                                   /S/     MEL CRONER
-----------------------------                      -----------------------------
DATE: NOVEMBER 10, 1995                                     (SIGNATURE)
                                                   Mel Croner, Chairman
                                                   of the Board and Acting Chief
                                                   Executive Officer
                                                   (Co-Executive Officer)

                                                    /S/   KEVIN C. EICHLER
-----------------------------                      -----------------------------
DATE: NOVEMBER 10, 1995                                     (SIGNATURE)
                                                   Kevin C. Eichler,
                                                   Executive Vice President
                                                   and Chief Financial
                                                   Officer (Co-Executive Officer
                                                   and Principal Financial and
                                                   Accounting Officer)

                                                    /S/ PAULETTE J. TAYLOR
-----------------------------                      -----------------------------
DATE: NOVEMBER 10, 1995                                     (SIGNATURE)
                                                   Paulette J. Taylor,
                                                   Senior Vice President
                                                   and General Counsel
                                                   (Co-Executive Officer)