Form 10-K405
period 1995-12-31
NATIONAL INSURANCE GROUP /CA/
filed 1996-04-01
CIK 815555

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     -------------------------------------
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-16332

                            NATIONAL INSURANCE GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CALIFORNIA                                          94-3031790
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                   ORGANIZATION)

     395 OYSTER POINT BLVD., SUITE 500, SO. SAN FRANCISCO, CALIFORNIA 94080
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 872-6772
                     -------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety (90) days.  Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1996 on the NASDAQ National Market System was approximately $11,472,299. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 1996 was 4,679,697.

                      DOCUMENTS INCORPORATED BY REFERENCE

     LISTED BELOW ARE THOSE DOCUMENTS INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

                    PROXY STATEMENT FOR 1996 ANNUAL PART III
                            MEETING OF SHAREHOLDERS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     1. The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Operating Results"

     2.

INTRODUCTION

     National Insurance Group ("National" and, collectively with its subsidiaries, the "Company") provides specialized information services and related insurance products to mortgage bankers and other financial institutions located throughout the United States. Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and data base systems which provide information services on an outsourced, remote computer or manual access basis, enabling these institutions to:

     - determine if the residential or commercial real estate, which is collateral for loans being financed or serviced by such institutions, is located within a federally-designated flood zone (the "Flood Zone Determination Services"); and

     - monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), automobile and other consumer loans and leases and, to a lesser extent, commercial mortgages (collectively, the "Tracking Services").

     When the Tracking Services indicate that insurance coverage has lapsed, the financial institution may contract with the Company to provide specialized, short-term fire, allied peril or physical damage insurance (generally referred to as "force-placed" insurance), which the Company provides through its wholly-owned subsidiary, Great Pacific Insurance Company (the "Insurance Subsidiary") in certain states and through nonaffiliated insurance companies in the remainder of the United States. In addition, the Company provides flood insurance, for which the risk is assumed by the U. S. Government under the National Flood Insurance Program ("NFIP"). The Insurance Subsidiary is rated "A+" ("Superior") by A.M. Best, a nationally recognized insurance statistical and rating service.

     The Company began operations in 1972 as an independent general insurance agency (the "Agency") selling shortterm fire and related insurance products written by nonaffiliated companies to financial institutions. In 1977, the Company formed the Insurance Subsidiary to underwrite the business being generated by the Agency. During the mid-1980s, the Company developed computer software systems to provide financial institutions with an economic and efficient alternative to the time-consuming and labor-intensive processes traditionally associated with monitoring and obtaining insurance coverage on collateral securing mortgages, consumer loans and leases and foreclosed properties. In 1991, the Company acquired certain assets of Fastrac Systems, Inc. ("Fastrac") which expanded the Company's Tracking Services to provide outsourcing capabilities.

     Beginning in the late 1980s, the Company developed and test-marketed its Flood Zone Determination Services which assist a financial institution that is financing improved real estate in meeting its obligation to advise potential borrowers if such property is located within a federally-designated flood zone. Federal law and certain secondary markets require: (i) that regulated real estate lenders and users of such markets determine and disclose to each mortgage loan applicant if the property securing such loan is located in a federally-designated flood zone; and (ii) that borrowers maintain flood insurance as long as the mortgaged property is included within a federally-designated flood zone. To enhance its entry into and penetration of the flood zone determination market, in 1990, the Company purchased certain assets of a flood zone determination competitor.

     The Company's information services and insurance products are marketed nationwide by its direct sales force to mortgage bankers and other financial institutions (including mortgage origination/servicing companies, commercial banks, savings and loans, credit unions and automobile leasing firms). Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

MARKET OVERVIEW

  Flood Zone Determination Services Market

     The Company markets its Flood Zone Determination Services and, in certain cases, flood insurance, to mortgage lenders, including mortgage bankers, commercial banks and savings and loans. In the late 1980s, the Company utilized its proprietary technology to develop a data base which enables it to determine whether or not a specific street address is located in a Special Flood Hazard Area ("SFHA"), as defined by the Federal Emergency Management Agency ("FEMA"). The Company's data base was developed by merging about 65,000 of the approximately 90,000 flood maps which have been developed by FEMA under the NFIP, which do not contain address-specific information, with a geographic data base which contains address-specific information. In addition, for those addresses not in the Company's data base, the Company makes these determinations manually using the FEMA flood maps, census maps, parcel maps, subdivision maps, tract maps, as well as aerial photographs and other available information.

     The National Flood Insurance Reform Act of 1994, signed into law by the President on September 23, 1994 ("Flood Reform Act"), affirmed existing requirements that borrowers must be informed prior to loan closing whether or not their property is located in an SFHA and, if so located, flood insurance must be purchased for all loans made by federally regulated institutions and loans purchased by Federal agencies, such as Fannie Mae and Freddie Mac. The Flood Reform Act expanded existing law by requiring that those lenders review loans secured by real property located in areas which have been subject to remapping by FEMA and, in certain instances, requiring borrowers to place in force flood insurance if their property is determined to be located in an SFHA. The Flood Reform Act further allows a lender to charge a borrower a reasonable fee for such flood zone determination services and requires that the provider of such services guarantee the accuracy of its flood zone determinations.

  Insurance Tracking Services Market

     The Company markets its Tracking Services to mortgage bankers and financial institutions that own or service loan and lease portfolios ("Servicers"). In many cases, the Company also sells force-placed insurance to customers that use its insurance tracking services. See "Specialized Insurance Market".

     Servicers generally have a need to monitor whether insurance is maintained on the real property or collateral for the loan or lease. The Company has developed special-purpose, proprietary systems which track insurance information on all types of loan and lease portfolios. The Company primarily focuses its marketing efforts on Servicers with mortgage loan, consumer loan (primarily automobile) or automobile lease portfolios.

  Specialized Insurance Market

     The Company markets its specialized insurance including force-placed and, in certain cases, flood insurance, to mortgage bankers and financial institutions that own or service loan portfolios. Servicers generally monitor whether insurance is maintained on the real property or collateral for the loan. In the event a borrower allows insurance to lapse, Servicers may order force-placed insurance from the Company. The Company sells force-placed insurance to customers that use its Tracking Services and to customers which track their own loans and manually order such insurance. The Company primarily sells flood insurance to customers that also use its Flood Zone Determination Services. See "Flood Zone Determination Services Market" and "Insurance Tracking Services Market".

INFORMATION SERVICES

  Tracking Services

     The Company, through its wholly-owned subsidiary, Fastrac, provides its Tracking Services to financial institutions located throughout the United States. The system utilizes Company-developed special-purpose, proprietary software and database systems to provide multiple tracking features for mortgages, automobile and personal property loan and automobile lease portfolios, as well as for portfolios of properties which have been foreclosed upon by financial institutions ("Real Estate Owned" or "REO"). The Tracking Services may be customized to meet the specific needs of each customer and provide automated insurance tracking and data processing services, such as tracking of whether or not insurance is in force, processing correspondence, ordering and canceling insurance coverage and accounting for multiple premium transactions. These processes have traditionally been paper and labor intensive. The Company will either process a customer's insurance transactions at the Company's facilities ("outsourcing"), or furnish to the customer remote computer access to the Company's central system. The Company believes its Tracking Services enable financial institutions to track insurance coverage more efficiently and accurately and to reduce their internal labor costs.

  Flood Zone Determination Services

     The use of the Company's on-line computerized Flood Zone Determination Services system is offered nationwide to financial institutions, through the Company's wholly-owned subsidiary, Pinnacle Data Corporation. The proprietary system is an address-specific database which determines whether or not a particular property address is located in an SFHA and enables users to access the Company's database using computer time share, batch processing or electronic data interface services. In the event an address is not in the database, the Company manually renders the determination. In addition, customers may submit their determination requests by fax. The Flood Zone Determination Services system also prints flood zone certificates, certain disclosure notices, flood insurance policy rating information and, for some customers, flood insurance policies. In addition, the Company introduced life of loan service in 1991, whereby the Company will automatically notify financial institutions of changes in the SFHA status of properties in their mortgage loan portfolios for the period during which their agreement with the Company is in effect, or throughout the term of the loan, depending upon the fee paid for the life of loan service.

  Competition

     The insurance tracking industry is highly competitive. The major competitors in the tracking industry include American Security Insurance Company, American Sterling Insurance Group, Balboa Life and Casualty, Insureco Inc. and numerous other providers. Management believes that the most significant factors affecting competition are speed, accuracy and responsiveness of service, price and financial strength. The Company believes it competes favorably with respect to these factors.

     The flood zone determination business is also highly competitive. The major competitors known to management include Transamerica Flood Hazard Certification, First American Flood Data Services, Inc., Geotrac, Palma-Lazar & Ulsh, Inc., Lereta Corporation, National Flood Certification Services, Inc., National Flood Information Services, Flood Zones, Inc. and numerous other providers. Management believes that the most significant factors affecting competition are speed and responsiveness of service, accuracy, breadth of area covered, price and financial strength. The Company believes it competes favorably with respect to these factors.

INSURANCE PRODUCTS

     The Company provides the following specialized insurance products to its Tracking Services and Flood Zone Determination Services customers, other financial institutions and insurance agents and brokers.

  Force-placed Insurance

     Force-placed insurance is purchased by financial institutions when their borrowers, whose loans are secured by real property, fail to provide the financial institutions with adequate evidence of fire and certain allied perils insurance covering improvements to real property. The financial institutions pay insurance premiums directly to the Company and ordinarily are entitled to reimbursement of the premiums paid to the Company from their borrowers in accordance with the terms of their loans. In the Company's experience, approximately 60% of force-placed insurance coverage terminates or is canceled within approximately forty (40) days of the date the policy is issued, but some policies remain in force for periods of up to one (1) year.

     The Company also offers REO insurance to financial institutions for properties on which they have foreclosed. REO insurance is generally issued for thirty (30) day periods, and provides coverage similar to the coverage provided under force-placed policies. REO insurance premiums may be higher than force-placed premiums because of the higher risks involved in insuring REO property, which is often vacant.

     Financial institutions ordinarily require immediate coverage for force-placed and REO insurance, but generally do not have readily available underwriting information. Due to the lack of underwriting information, the Company usually calculates its premiums on flat rates, and covers almost all improvements on real properties submitted by financial institutions within predesignated limits and territories. See "Insurance
Operations -- Underwriting". This method, while commonly used by force-placed insurers, is unusual in the insurance industry which traditionally underwrites each risk on an individual or class basis. The Company may terminate relationships with financial institutions and insurance agents and brokers which request coverage for properties that have significantly higher-than-average risks or for other reasons. When an insurance policy is canceled for any reason, the Company is required to refund, at a minimum, an unearned premium calculated pursuant to applicable statutes or regulations, unless a minimum earned premium has been established.

     The Company's primary customers for force-placed and REO insurance are mortgage bankers and financial institutions which provide mortgages on one-to-four unit dwellings, apartment buildings and commercial buildings. The net premiums earned by the Company on one-to-four unit dwellings accounted for approximately 80% of the Company's force-placed and REO business for fiscal years 1991 through 1995.

     The Company also offers force-placed automobile and personal property physical damage insurance products to financial institutions with loans secured by automobiles or personal property. The insurance and service needs of such financial institutions are similar to the needs of financial institutions with loans secured by real property. These financial institutions are serviced primarily on an outsourcing basis.

     The Company writes force-placed and REO insurance on a direct basis in numerous states. The Company assumes some of the risk and premium on force-placed and REO insurance in other states by being the primary reinsurer on such business generated by the Agency. See "Insurance Operations -- Agency Operations".

  Flood Insurance

     In 1987, the Company entered into an agreement with the Federal Insurance Administration of FEMA enabling the Company to issue flood insurance polices in the Write Your Own Program ("WYO Program"). Under the WYO Program, insurance companies are authorized by FEMA to write flood insurance, and 100% of each risk is ceded to FEMA. The Company receives a commission based upon a percentage of premium for each policy it writes under the WYO Program. The Company provides its flood insurance policies under the WYO Program to customers who utilize its Flood Zone Determination Services and through insurance agents and brokers.

  Competition

     The Company's major competitors in the highly competitive force-placed insurance industry include the major competitors the Company confronts in the insurance tracking industry. See "Information Services -- Competition". The flood insurance business is also very competitive and is serviced by approximately 100 WYO carriers and other carriers offering flood insurance products that are underwritten by private carriers, many of which competitors have greater financial, marketing and other resources than the Company. Management believes that the most significant factors affecting competition in the specialized insurance industry include speed and responsiveness of service, breadth of insurance coverage and services offered, amount of commissions paid, price and financial strength. The Company believes it competes favorably with respect to these factors.

INSURANCE OPERATIONS

  Agency Operations

     The Agency, a wholly-owned subsidiary of the Company, is a general insurance agent for the Insurance Subsidiary and other insurance companies. The Agency has entered into agency agreements to sell force-placed and REO insurance in several states where the Company does not write insurance on a direct basis. These insurance companies are not affiliated with the Company. They are Empire Fire and Marine Insurance Company, covering Maine, New Hampshire and West Virginia, and Universal Underwriters Insurance Company, covering New York. Under the agency agreements, the unaffiliated insurance companies pay the Agency commissions for policies sold. These agency agreements allow the Agency to initiate and maintain relationships with customers and to continue these relationships following termination of the agency agreements. The Agency also markets flood insurance policies on behalf of the Company and other WYO Program insurance companies.

     The Agency is currently licensed and regulated as an insurance agent and broker in California and as a nonresident insurance agent and/or broker in 34 other states and the District of Columbia. See "Regulation".

  Underwriting

     Insurance companies traditionally underwrite risks individually or by class. Since financial institutions usually do not have the underwriting information traditionally required by many insurance companies to issue fire or personal property physical damage insurance at the time that financial institutions require insurance coverage, the Company, like many of its force-placed insurance competitors, insures for a flat premium rate almost all property within predesignated limits and territories without the application of underwriting criteria to individual risks. The Company determines its flat premium rate based on its underwriting experience and knowledge of the industry in which it operates. The Company uses actuaries to determine such premium rates, only where mandated by law, regulations or by unaffiliated insurance companies it represents as an agent. Accordingly, the Company may be insuring individual risks that it might not have insured if it had information obtained in the traditional underwriting process.

  Policies and Endorsements

     For its force-placed insurance products, the Company uses its own policy language, the policy language of companies it represents as an agent, and the policy language required by applicable law or regulation, together with forms extending coverage and lender loss-payable forms giving financial institutions certain rights. The Company customizes its policy language and forms to meet the specific needs of its customers. The Company has also developed some special endorsements, including one which provides that some force-placed insurance is in excess of other insurance. For flood insurance, the Company uses policy language provided by FEMA.

     The maximum limit of the Company's insurance coverage overall is generally $3 million per property location for force-placed insurance, $500,000 per location for REO insurance, and $100,000 for force-placed physical damage insurance. In certain cases, the Company grants customers a higher maximum limit and, additionally, the Company may underwrite risks outside of predesignated limits and, in some cases, may use underwriting information furnished by financial institutions, but, to date, such underwritten risks have not represented a material portion of the Company's net premiums earned. For flood insurance, the Company uses coverage limits and rates provided by FEMA.

  Insurance Operating Ratios

     The underwriting experience of insurance companies is traditionally measured by the statutory "combined ratio". The combined ratio, calculated on a SAP basis, is the sum of: (i) the ratio of losses and LAE incurred to net premiums earned (the "loss ratio"); and (ii) the ratio of the underwriting and operating expenses to net premiums written (the "expense ratio"). The approximate SAP underwriting profit (loss) is reflected by the extent to which the combined ratio is less (or greater) than 100%. The following table shows, for the periods indicated, the Insurance Subsidiary's loss ratio, expense ratio and combined ratio.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                 1991      1992      1993      1994      1995
                                                 -----     -----     -----     -----     -----
    Loss ratio.................................   33.8%     37.1%     38.5%     37.8%     35.5%
    Expense ratio..............................   59.3%     50.5%     53.4%     55.7%     66.6%
    Combined ratio.............................   93.1%     87.6%     91.9%     93.5%    102.1%
    Property and casualty industry combined
      ratio(1).................................  108.9%    115.7%    106.9%    108.5%    106.4%

- ---------------
(1) Based on property and casualty insurance industry statistics published by A.M. Best as of December 31, 1994. Industry statistics for 1995 are preliminary estimates available from A.M. Best as of the date of this report. The Company does not currently write any casualty insurance.

     The premium-to-surplus ratio of an insurance company measures the relationship of net premiums written in a given period (direct premiums written plus reinsurance assumed less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on a SAP basis. There are no regulations in California requiring maintenance of any particular premium-to-surplus ratio. However, regulatory authorities regard this ratio as an important indication of an insurance company's ability to withstand abnormal loss experience and prefer to see a ratio of not more than a ratio of 3-to-1 of net written premium to surplus. The Insurance Subsidiary's premium-to-surplus ratio for the periods indicated are shown in the following table.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                        1991     1992     1993     1994     1995
                                                        ----     ----     ----     ----     ----
    Net premiums written to surplus ratio.............   1.2      1.2      1.0      0.8      0.6
    Property and casualty industry average(1).........   1.4      1.4      1.3      1.3      1.1

- ---------------
(1) Based on property and casualty insurance industry statistics published by A.M. Best as of December 31, 1994. Industry statistics for 1995 are preliminary estimates available from A.M. Best as of the date of this report. The Company does not currently write any casualty insurance.

  Loss and LAE Reserves

     The Company is required to maintain adequate reserves for the payment of anticipated eventual losses arising from claims which have been reported to it and claims which have been incurred but not yet reported. A loss and LAE reserve is established in an amount estimated by the Company to be sufficient to cover its costs of settling claims. The amount of this reserve is usually based upon management's experience with similar losses and, when available, the report of an outside adjuster. In addition a reserve account is established to cover claims for losses that have been incurred but are not yet reported in an amount estimated by the Company to be sufficient to cover its costs of unreported losses. The amount of this reserve is based upon statistical analyses and historical trends. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available to them. As additional experience and other data become available and are reviewed, estimates and judgments may be changed which result in adjustments in operating results for the period in which such changes are made. Unlike many other types of losses, such as liability losses, losses relating to force-placed and flood insurance are usually known and reported to an insurance carrier promptly; the amount of the loss is usually easier to determine promptly than other types of insurance losses; and, claims are usually settled without prolonged litigation, meaning that the risks are "short-tailed". As a result, more timely information is usually available to calculate and evaluate the adequacy of reserves on known and unreported claims than with many other lines of insurance.

     The Company's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. The Company's most recent actuarial review of such reserves as of December 31, 1995 concluded that the reserves (i) met the requirements of the insurance laws of California, (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) made a reasonable provision for all unpaid loss and loss expense obligations of the Company under the terms of its policies and agreements.

     There are no differences between reserves determined in accordance with generally accepted accounting principles and the reserves established by the Company based upon accounting principles and practices prescribed or permitted by insurance regulatory authorities. The Company's estimate of loss reserves includes an implicit provision for inflation. The Company does not discount loss reserves. See Note 2 of Notes to Consolidated Financial Statements for the Company's accounting policy.

     The Company's loss reserves include losses reinsured by other companies. The estimated recoveries from reinsurers are included in net premiums and accounts receivable. See "Reinsurance" and Note 10 of Notes to Consolidated Financial Statements.

     The following table provides the reconciliation of reserves for losses and LAE for the periods indicated:

                                                              FOR THE YEARS ENDED DECEMBER
                                                                           31,
                                                              -----------------------------
                                                               1993       1994        1995
                                                              ------     -------     ------
    Reserves for losses and LAE at beginning of year........  $3,731     $ 5,628     $3,360
                                                              ------     -------     ------
    Losses and LAE:
      Provision for losses and LAE for claims occurring in
         current year.......................................   9,705       7,627      6,378
      Increase (decrease) in estimated losses and LAE for
         claims occurring in prior years....................    (753)        246       (334)
                                                              ------     -------     ------
                                                               8,952       7,873      6,044
                                                              ------     -------     ------
    Losses and LAE payments for claims occurring during:
      Current year..........................................   4,607       4,664      4,329
      Prior years...........................................   2,448       5,477      2,020
                                                              ------     -------     ------
                                                               7,055      10,141      6,349
                                                              ------     -------     ------
    Reserves for losses and LAE at end of year..............  $5,628     $ 3,360     $3,055
                                                              ======     =======     ======

     The following table shows how reserves for losses and LAE may be re-estimated based on experience in subsequent years. The first line presents the reserves as originally reported at the end of the calendar year. Each calendar year end reserve includes the estimated liabilities for losses and LAE for that year and the re-estimated remaining liabilities for all prior years. The second section sets forth, as of the end of successive years, the cumulative amounts paid for those claims that as of the calendar year-end, were reported but unpaid, or incurred but not reported. The last line, cumulative redundancy (deficiency), compares the latest re-estimated reserve amount to the reserve amount as originally established. A redundancy indicates the original estimate was higher than the current estimate; a deficiency indicates the original estimate was lower than the current estimate.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------------
                                           1986    1987     1988     1989     1990     1991     1992     1993     1994     1995
                                           ----   ------   ------   ------   ------   ------   ------   ------   ------   ------
Balance sheet reserves for losses and
  LAE..................................... $888   $1,579   $1,942   $2,195   $1,776   $4,702   $3,731   $5,628   $3,360   $3,055
Cumulative amount paid as of:
  One year later.......................... $600   $1,117   $1,697   $1,634   $1,336   $4,391   $2,448   $5,477   $2,020       --
  Two years later.........................  601    1,307    1,916    1,923    1,837    4,551    2,645    5,822       --       --
  Three years later.......................  688    1,323    2,061    2,104    1,917    4,763    2,679       --       --       --
  Four years later........................  667    1,339    2,191    2,157    2,013    4,826       --       --       --       --
  Five years later........................  696    1,376    2,213    2,183    2,013       --       --       --       --       --
  Six years later.........................  715    1,386    2,222    2,183       --       --       --       --       --       --
  Seven years later.......................  715    1,386    2,222       --       --       --       --       --       --       --
  Eight years later.......................  715    1,386       --       --       --       --       --       --       --       --
  Nine years later........................  715       --       --       --       --       --       --       --       --       --
Reserves reestimated as of:
  One year later.......................... $815   $1,482   $2,159   $1,807   $1,769   $4,817   $2,978   $5,781   $3,026       --
  Two years later.........................  698    1,447    2,033    2,060    1,897    4,660    2,652    5,844       --       --
  Three years later.......................  754    1,460    2,122    2,120    1,920    4,772    2,672       --       --       --
  Four years later........................  692    1,352    2,191    2,158    2,013    4,838       --       --       --       --
  Five years later........................  710    1,376    2,214    2,183    2,013       --       --       --       --       --
  Six years later.........................  715    1,386    2,222    2,183       --       --       --       --       --       --
  Seven years later.......................  715    1,386    2,222       --       --       --       --       --       --       --
  Eight years later.......................  715    1,386       --       --       --       --       --       --       --       --
  Nine years later........................  715       --       --       --       --       --       --       --       --       --
Cumulative redundancy (deficiency)........ $173   $  193   $ (280)  $   12   $ (237)  $ (136)  $1,059   $ (216)  $  334       --

     The cumulative redundancies (deficiencies) noted in the above table are a result of the reserving process which, as discussed above, is based upon management judgment and estimates that are subject to adjustment as additional information becomes known. The Company believes that the current reserves adequately represent management's best estimate of liability for foreseeable claims.

  Investments

     Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate. As of December 31, 1995, the Company had $37 million of investment assets. The Insurance Subsidiary held approximately $34 million of those investments.

     The Company's investment policy is determined by the Company's Board of Directors and is reviewed on a quarterly basis. Pursuant to its investment policy, the Company concentrates its investments in certificates of deposit, treasury securities and state and municipal issued securities. At the time of purchase, the Company has the ability and the intent to hold these securities to maturity. The Company also maintains a large portion of its investments in short-term instruments in order to maintain the ability to fund large losses of the Company's insureds, should they occur.

     The following tables reflect the investments of the Company (dollars in thousands). The table set forth below reflects the average amount of investments, income earned and annualized yield thereon for the three (3) years ended December 31, 1995.

                                                             FOR THE YEARS ENDED DECEMBER
                                                                          31,
                                                            -------------------------------
                                                             1993        1994        1995
                                                            -------     -------     -------
    Average investment....................................  $37,202     $40,982     $38,080
    Net investment income.................................    1,797       1,836       2,042
    Average annualized yield..............................      4.8%        4.5%        5.4%

     The following table summarizes by type, the investments of the Company as of December 31, 1995 (dollars in thousands). The Company's investments are either insured by the Federal Deposit Insurance Corporation or have one of the top two designations from the National Association of Insurance Commissioners ("NAIC"), which correspond to an "investment grade" rating.

                                                                                    PERCENT
                                                                                      OF
                                                                        AMOUNT       TOTAL
                                                                        -------     -------
    Short-term investments............................................  $ 5,426       14.6%
    Certificates of Deposit...........................................   14,061       37.6%
    U.S. Government-backed securities.................................    2,655        7.2%
    Obligations of states and municipalities..........................   12,735       34.3%
    Equity securities.................................................    2,271        6.1%
    Mortgage-backed securities........................................       54         .2%
                                                                        -------      -----
              Total investments.......................................  $37,202      100.0%
                                                                        =======      =====

     The table set forth below indicates the expected maturity distribution of the Company's fixed income securities and short-term investments as of December 31, 1995 (dollars in thousands).

                                                                                  PERCENT OF
                                                                      AMOUNT      PORTFOLIO
                                                                      -------     ----------
    One year or less................................................  $17,431         49.9%
    One year to five years..........................................   10,153         29.1%
    Six years to ten years..........................................    5,929         17.0%
    More than ten years.............................................    1,382          4.0%
                                                                      -------        -----
              Total fixed income securities and short-term
                investments.........................................  $34,895        100.0%
                                                                      =======        =====

REGULATION

  Regulation in General

     The Insurance Subsidiary is subject to regulation by government agencies in California, its state of domicile, and in the remaining states in which it does business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of "control" of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risk which may be insured by a single company, licensing of insurers and their agents, deposits of securities for the benefit of policyholders, approval of policy forms, methods of accounting, establishing reserves for losses and loss adjustment expenses and filing of annual report financial statements and other reports with respect to the financial condition of the insurer and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders. The following represent the more significant insurance regulatory requirements which are or will be imposed on the Insurance Subsidiary and its affiliates.

  Licensing in Other Jurisdictions

     In order to issue policies on a direct basis in a state, the Insurance Subsidiary either: (i) must be licensed by such state and usually must have its rates and policy forms approved by such state's insurance regulator; or (ii) under certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval. The Insurance Subsidiary currently is licensed to write insurance in the following 45 states and the District of Columbia:

Alabama          Indiana           Missouri           Rhode Island
Alaska           Illinois          Montana            South Carolina
Arizona          Iowa              Nebraska           South Dakota
Arkansas         Kansas            Nevada             Tennessee
California       Kentucky          New Jersey         Utah
Colorado         Louisiana         New Mexico         Virginia
Connecticut*     Maine*            North Carolina     Washington
Delaware         Maryland          North Dakota       Wisconsin
Florida          Massachusetts     Ohio               Wyoming
Georgia          Michigan          Oklahoma
Hawaii           Minnesota         Oregon
Idaho            Mississippi       Pennsylvania

- ---------------
* Indicates states in which the Insurance Subsidiary has not had its rates and policy forms approved by such state's insurance regulator.

     In addition, the Insurance Subsidiary is authorized to write insurance in Texas and Vermont on a surplus lines basis.

     The Insurance Subsidiary is in the process of obtaining requisite approvals to write insurance on a direct basis in substantially all states in which it is not currently licensed and in compliance with all other regulatory requirements. The Agency (or, as to some states, at least one of the Agency's officers) must be licensed in any state in which it operates. The Agency is currently licensed in California and as a nonresident insurance agent and broker in 31 other states and the District of Columbia. Paulette J. Taylor, the Executive Vice President and General Counsel of the Company, is licensed as a broker and/or agent in 50 states and the District of Columbia.

  Restrictions on Dividends Payable by the Insurance Subsidiary to the Company

     As a nonoperating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, principally the Insurance Subsidiary. The Insurance Subsidiary is subject to laws and regulations which restrict its ability to pay dividends. Effective January 1, 1994, the Insurance Subsidiary must report all dividends and other distributions to shareholders within five business days following declaration. No dividend or other distribution to shareholders may be paid until at least ten business days after receipt by the Commissioner. Moreover, the Insurance Subsidiary may not pay any extraordinary dividend or make any other extraordinary distribution to its shareholders until thirty days after receipt by the Commissioner of Notice of Declaration thereof and has not within such period disapproved such payment. The interim period will allow the California Department of Insurance (the "Department") to issue an order stopping payment of the dividend if, in the Department's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public. An extraordinary dividend or distribution, is any dividend or distribution which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of either:

          (i) 10 percent of the Insurance Subsidiary's policy holder surplus as of the previous December 31, or

          (ii) The net income of the Insurance Subsidiary, for the twelve month period ending the previous December 31.

     California law further prohibits the payment of dividends without prior approval of the Department unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement. Dividends may not be declared out of: (i) earned surplus derived from the mere net appreciation in the value of the assets not yet realized; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders is: (i) reasonable in relation to its outstanding liabilities; (ii) adequate to the insurer's financial needs; and (iii) the Department's prior approval is obtained.

  Restrictions on Transactions Among Affiliates of the Insurance Subsidiary

     In addition to the dividend payment restrictions set forth above, California law places further restrictions upon the ability of an insurance company to enter into certain transactions with its affiliates. In particular, insurers are generally required to disclose to the Department certain in force agreements, relationships subsisting, and transactions which are deemed "material." These include all sales, purchases, exchanges, loans, extensions of credit, investments or other payments made by or to the insurance company within the immediately preceding twelve (12) months provided such payments involve in the net aggregate one-half of one percent or more of the insurer's admitted assets or 5% or more of the insurer's surplus as to policyholders, determined by whichever is greater, as of December 31 of the preceding year. In addition, prior approval of the Department is necessary with respect to sales, purchases, exchanges, loans or extensions of credit, or investments or other payments made by or to the insurance company within the immediately preceding twelve (12) months, provided such payments involve in the net aggregate more than 5% of the insurer's admitted assets or 25% of the insurer's surplus as to policyholders, determined by whichever is less, as of December 31 of the preceding year. These restrictions will apply to all payments made by the Insurance Subsidiary to any of its affiliates, including National and the Agency, as well as all payments made by any of the affiliates to the Insurance Subsidiary.

  Risk-Based Capital Rules

     The National Association of Insurance Commissioners ("NAIC") adopted a formula to calculate Risk Based Capital ("RBC") of property and casualty insurance companies and adopted an RBC model for property and casualty insurance companies.

     Although the final RBC model for property and casualty insurance companies cannot be predicted with certainty, such model can be expected to measure four major areas of risk facing property and casualty insurers: underwriting, credit, investment, and other off-balance sheet risks. Companies having statutory surplus less than that determined necessary by the RBC model will likely be required to adequately address these three risk factors and will be subject to varying degrees of regulatory intervention, depending upon their level of capital inadequacy. The RBC model for the 1995 annual statement did not impact the Insurance Subsidiary's measurement of capital adequacy.

  Rate Regulation Under Proposition 103

     In November 1988, California voters approved Proposition 103. Proposition 103 requires, in part, a one (1) year 20% rate rollback for substantially all property and casualty insurance written in California with the exception of workers' compensation and reinsurance.

     In May 1989, the California Supreme Court held that insurers would not be obligated to pay the rate rollback mandated by Proposition 103 if they could demonstrate that application of the rollback would produce confiscatory rates which would deny a fair and reasonable rate of return. The California Supreme Court's decision allowed insurers to file and use rates after November 8, 1989 pending approval by the Department.

     On February 26, 1993, the trial court in 20th Century Insurance Company v. Garamendi, determined that the regulations which included the rollback formula for rate determination were unlawful. The Department appealed the trial court's determination and on August 25, 1994, the California Supreme Court unanimously held that the California Insurance Commissioner's rollback formula which includes a uniform rate of return was constitutional and complied with the intent of Proposition 103. The California Department of Insurance, by letter dated June 13, 1995, denied the Company's application for an adjustment to the Department's formula for determining the amount of the Company's Proposition 103 rollback liability and assessed the liability to be $4.5 million. In order to reserve for the $4.5 million, the Company accrued $4.1 million in the second quarter of 1995 in addition to the 1994 accrual of $433,000. This amount is included on the balance sheet as part of the Reserve for return premiums and on the income statement as Non-recurring expense.

     On October 25, 1995, the Insurance Subsidiary entered into a stipulation and consent order with the California Insurance Department to resolve the Insurance Subsidiary's rollback obligation. Pursuant to that settlement, the Insurance Subsidiary agreed to pay the sum of approximately $4.1 million as a rollback refund to its policyholders for the rollback year. The Company made the refunds during the first quarter of 1996. The rollback refund was paid to each eligible policyholder in the proportion that the written premium for each policyholder bears to the Insurance Subsidiary's total written premiums in California for policies in Proposition 103 lines issued or renewed during the rollback year. Pursuant to the settlement, the rollback refund constitutes the Insurance Subsidiary's entire rollback obligation and fully discharges the Insurance Subsidiary and extinguishes all of its obligations to rollback rates, make rollback refunds to policyholders, or pay interest to rollback policyholders. The Department has agreed to seek no further rollbacks or interest against the Insurance Subsidiary for the rollback year. Also, the settlement approves all rate filings which received interim approvals for current rate levels made since 1989, and all rates and rate levels charged by the Insurance Subsidiary from time to time between November 8, 1989 and the date the settlements were approved.

     The amount of any refund checks uncashed after a certain period will be escheated to the State of California in accordance with its laws. Although the Company will incur additional costs for processing the refunds, management believes that its existing reserves are adequate.

     Finally, Proposition 103 requires insurers to submit for prior approval all proposed California rate changes to the Department prior to implementation. The Department is authorized to assess the proposed rates to determine if they are excessive, inadequate or unfairly discriminatory. Rates which violate any of these standards cannot be implemented. These prior approval requirements could limit the ability of the Insurance Subsidiary to implement California rate changes on a going forward basis.

  Membership in Insolvency Funds and Associations

     Most states require property and casualty insurance companies to become members of insolvency funds or associations which generally protect policyholders against the insolvency of insurance companies writing business in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies. The maximum contributions required by law in any one (1) year have varied between 1% and 2% of annual premiums written by a member in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. The Insurance Subsidiary is required to participate in such insolvency funds and associations and contributed $0 to such funds and associations in 1994 and 1995.

     The Insurance Subsidiary is also required to participate in various mandatory insurance facilities or to participate in funding mandatory pools. These include individual state facilities such as the state FAIR Plan Associations. The Insurance Subsidiary made certain significant contributions to the California FAIR Plan Association in 1994 and 1995. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Insurance Regulation Concerning a Change in or the Acquisition of Control of an Insurance Company

     The Insurance Subsidiary is a property and casualty insurance company organized under the laws of the State of California. The California Insurance Code provides that any acquisition or change in "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Commissioner of Insurance. Control is defined to mean the power to direct or cause the direction of the management and policies of the insurer through the ownership of voting securities or by contract. A presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Any person who purchases shares of the common stock of the Company which, when combined with all other voting securities owned or otherwise controlled by that person, total 10% or more of the voting securities of the Company, will be deemed to have become a controlling person of the Insurance Subsidiary. Any purchase resulting in such an acquisition of control of the Insurance Subsidiary would require prior action by the California Commissioner of Insurance.

  Reinsurance

     In order to limit the maximum losses for which it might otherwise be solely responsible under its policies, the Insurance Subsidiary arranges for the payment of a portion of the premiums it receives to other insurance companies pursuant to a series of treaties of reinsurance in return for reinsurance to protect against losses in excess of certain limits. The amount of potential exposure which is not reinsured is referred to as the insurance company's "retention". The Insurance Subsidiary pays treaty reinsurers a percentage of net premiums written and/or earned to cover reinsurance costs.

     The Insurance Subsidiary, subject to certain limitations, currently retains the first $750,000 of each risk and reinsures the rest up to a maximum $2.5 million per risk. This excess reinsurance is provided in two layers under which the reinsurer's liability arising out of any one event is in aggregate of $1.5 million and $2.0 million, respectively. Each of these reinsurance contracts have a one (1) year term. The Insurance Subsidiary also purchases catastrophic reinsurance, under which the Insurance Subsidiary is protected against a percentage of all losses arising out of any one event up to $15.0 million in excess of the initial $2.5 million of losses which the Insurance Subsidiary incurs. The first layer of catastrophic reinsurance covers 95% of the first $2.5 million in excess of $2.5 million for each occurrence, with a maximum of 95% of $5.0 million for all losses during the term of the contract. The second layer covers 95% of the next $5.0 million over $5.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. The third layer of catastrophic reinsurance covers 95% of the next $5.0 million in excess of $10.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. Each of the catastrophic reinsurance agreements has a one (1) year term. The Insurance Subsidiary from time to time purchases another form of reinsurance called "facultative reinsurance" for an individual policy or group of policies to protect the Insurance Subsidiary and its treaty reinsurers from certain risks or when the amount of insurance exceeds the maximum amount covered under various reinsurance treaties. The Insurance Subsidiary negotiates the cost of facultative reinsurance on a case-by-case basis, and normally passes on such costs to the insured.

     The purchase of reinsurance does not relieve the Insurance Subsidiary of liability for the full amount of loss in the event the reinsurer fails or refuses to pay the reinsured portion. To date, the Insurance Subsidiary has collected full reinsurance reimbursement on all claims submitted to its reinsurers. During the period from 1986 through 1991, there were no losses reported to the Insurance Subsidiary which resulted in any liabilities to reinsurers under the Insurance Subsidiary's reinsurance policies. During 1992, 1993, 1994 and 1995, the Insurance Subsidiary ceded losses of $1,267,000, $423,000, $213,000 and $6,600 respectively, to reinsurers for losses which occurred in 1992. In 1994 and 1995, the Insurance Subsidiary paid 5.3% and 5.3%, respectively, of its premiums earned for its excess and catastrophic reinsurance treaties.

MARKETING

     The Company's information services and insurance products are marketed nationwide by its seven-person sales and two-person marketing staff located in California, Florida, Kansas, Pennsylvania, Oregon and Georgia. Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

     Most of the Company's sales personnel are trained to sell and market the Company's full line of services and products, although most of the Company's sales efforts in recent years have focused on the marketing of the Flood Zone Determination Services. In addition to a base salary, the direct sales personnel are compensated by commissions based on a percentage of revenues generated. Management works closely with its sales personnel to customize its Tracking and Flood Zone Determination Services to meet the needs of its financial institution customers. The Company uses direct mail and select advertising to augment its sales efforts.

SIGNIFICANT CUSTOMERS

     During the year ended December 31, 1995, Fleet Financenter ("Fleet") accounted for approximately 13% of the Company's total revenues. Fleet Financenter, as part of the Fleet Financial Group's overall company restructuring, decided not to renew its service agreement with the Company which expired in May 1995.

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 390 persons on a full-time basis, approximately 34 persons on a part-time basis and approximately 78 persons on a temporary basis.

     The Company has never experienced a work stoppage, and at present, no employee is known by management to be represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company leases its principal offices, located at 395 Oyster Point Boulevard, South San Francisco, California 94080 pursuant to a lease agreement entered into in November 1992. The lease is for approximately 45,600 rentable square feet at lease payments ranging from approximately $49,400 per month in the first year to $66,500 per month in the seventh year. The Company leases approximately 22,000 square feet in Concord, California at approximately $25,500 per month. The Company relocated its loan tracking operations (excluding its computer operations) from Bellevue, Washington, to South San Francisco, California during 1994. In order to accommodate the Company's computer-related operations remaining in Bellevue, Washington, the Company entered into a new 3-year lease commencing approximately May 1, 1995, for approximately 5,060 square feet at a rental of approximately $7,600 per month. The Company also entered into a new lease for approximately 11,860 square feet of office facilities in Springfield, Ohio at lease payments of approximately $9,920 per month for the period August 1, 1995 through April 30, 1999, which lease may be terminated on July 31, 1997 upon three months prior notice and payment of a $3,000 termination fee. Some of the leases require the Company to pay certain operating expenses in addition to the lease payment.

ITEM 3.  LEGAL PROCEEDINGS

     The management of the Company is not aware of any material legal proceedings which have been brought or are threatened against the Company, although the Company is regularly engaged in defense of claims arising in connection with its insurance business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages as of April 1, 1996 are as follows:

          NAME             AGE                  POSITION WITH NATIONAL
- -------------------------  ----  -----------------------------------------------------
John R. Gaulding.........   50   President and Chief Executive Officer
Kevin C. Eichler.........   36   Executive Vice President, Chief Financial Officer
                                 and Treasurer
Paulette J. Taylor.......   48   Executive Vice President, General Counsel
                                 and Secretary
Ty Yun...................   41   Executive Vice President and
                                 Chief Information Officer

     Effective April 1, 1996, Mr. Gaulding assumed the responsibilities of President and Chief Executive Officer of the Company, replacing Mark A. Speizer, a co-founder of the Company, who resigned effective October 19, 1995. Mr. Speizer continues to serve as a Director of the Company. Mr. Gaulding, from 1990 to

1996, was President and Chief Executive Officer of the Claims Solutions Group of ADP, Inc., a leading provider of computer services. From 1986 to 1990 he was President and Chief Executive Officer of Pacific Bell Directory. Mr. Gaulding has also held senior executive positions with Pacific Telesis, a regional Bell telephone holding company, and The MAC Group, a global strategic consulting firm.

     From October 19, 1995 through March 31, 1996, the chief executive function of the Company was performed by an Office of the President group comprised of Mr. Eichler, Ms. Taylor and Melvyn D. Croner, Chairman of the Board, who also served as acting President and Chief Executive Officer.

     Mr. Eichler joined the Company during 1995. From 1990 to 1995, he was Executive Vice President and Chief Financial Officer of Mortgage Quality Management, Inc. Mr. Eichler also held senior positions in the Finance Departments of NeXT, Inc. and Microsoft Corporation. Mr. Eichler began his career as a consultant with Touche Ross & Co. and Campos and Stratis. He is a member of the American Institute of Certified Public Accountants.

     Ms. Taylor has been Executive Vice President, General Counsel and Secretary of National since 1995. She joined the Company as Legal Counsel in 1990 and from 1993 to 1995 served as Senior Vice President -- General Counsel and Secretary. From 1991 to 1992 she served as Vice President -- Senior Counsel and Secretary. From 1989 to 1990, Ms. Taylor was an associate at the law firm of Farella, Braun & Martel and, from 1975 to 1989, was Counsel of Alumax, Inc. Ms. Taylor is a member of the California bar.

     Mr. Yun joined the Company during 1995. He served, from 1991 to 1995, as Director of Applications and Components Engineering of DHL Systems, Inc. and held executive positions with Oracle Corporation from 1990 to 1991, and with Arthur Andersen & Company from 1977 to 1990.

     The executive officers serve at the discretion of the Board of Directors of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol NAIG. The following table sets forth the high and low sale prices for the Common Stock and cash dividends declared for the periods indicated.

                                                               COMMON STOCK
                                                                  PRICE         CASH DIVIDENDS
                                                               ------------      DECLARED PER
                                                               HIGH     LOW         SHARES
                                                               ----     ---     --------------
    1994
      First Quarter..........................................  $13  1/2 $8  3/8      $.08
      Second Quarter.........................................   10  3/4  5            .08
      Third Quarter..........................................    7  1/4  4  3/4       .04
      Fourth Quarter.........................................    6       4  1/2       .00
    1995
      First Quarter..........................................    5  1/2  4  3/4       .00
      Second Quarter.........................................    7  3/4  6  1/8       .00
      Third Quarter..........................................    6  3/4  5  3/4       .00
      Fourth Quarter.........................................    6  1/8  4  5/8       .00

     The last closing price of the Common Stock, as reported on the Nasdaq National Market on March 1, 1996, was $6.50 per share. As of March 1, 1996, there were approximately 700 holders of the Common Stock.

     The Company's Board of Directors meets quarterly to consider the payment of cash dividends based upon an analysis of the Company's financial performance.

     As a nonoperating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, including the Insurance Subsidiary. The Insurance Subsidiary, consistent with other insurance companies, is subject to laws and regulations which restrict its ability to pay dividends. Under

California law, the maximum amount of dividends that the Insurance Subsidiary may pay National in any twelve (12) month period without prior regulatory approval is the greater of either: (i) the net income (excluding capital gains and losses) for the preceding calendar year; or (ii) 10% of policyholder surplus as of the previous December 31. For the year ended December 31, 1995, the maximum dividend permitted to be paid in 1996 by the Insurance Subsidiary to National is limited to approximately $2.5 million. See Note 14 of Notes to Consolidated Financial Statements. In addition, insurers are required to report dividends within five (5) days of declaration and at least ten (10) days prior to payment. The interim period will allow the California Department of Insurance (the "Department") to issue an order stopping payment of the dividend if, in the Department's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public.

     California law further prohibits the payment of dividends without prior Department approval unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement, excluding earned surplus derived from: (i) unrealized net appreciation of assets; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders: (i) is reasonable in relation to its outstanding liabilities; (ii) is adequate to the insurer's financial needs; and (iii) the Department's prior approval is obtained.

     The Company believes that the implementation of the modified restrictions on the payment of dividends in California will not significantly affect the Company's ability to pay dividends in accordance with its current dividend policy. In addition, the Company believes that the implementation of the restrictions will not have any significant effect on National's liquidity.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical selected consolidated financial data of the Company which has been derived from the audited consolidated statements of the Company for and as of the end of each of the years ended December 31, 1991, 1992, 1993, 1994 and 1995.

     The following information should be read in conjunction with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1991        1992        1993        1994        1995
                                           -------     -------     -------     -------     -------
STATEMENT OF OPERATIONS DATA
  Net premiums written...................  $21,317     $21,317     $22,549     $20,036     $14,956
                                           =======     =======     =======     =======     =======
  Net premiums earned....................  $19,143     $24,100     $23,265     $20,858     $17,020
  Flood inquiry fees.....................    2,703       6,767      11,693       7,978      10,593
  Tracking fees..........................    1,041       2,594       2,477       3,012       4,786
  Net commission income..................    1,235       1,526         462       1,103       1,502
  Net investment income..................    2,203       1,811       1,797       1,836       2,042
                                           -------     -------     -------     -------     -------
          Total revenues.................   26,235      36,798      39,694      34,787      35,943
                                           -------     -------     -------     -------     -------
  Loss and LAE...........................    6,463       8,951       8,952       7,873       6,044
  Commissions paid to nonaffiliates......    5,603       5,862       4,989       4,739       4,079
  Personnel expenses.....................    6,845      10,069      12,890      13,677      17,708
  All other expenses.....................    4,413       7,236       7,532       9,096       9,231
  Non-recurring expense..................       --          --          --       1,020       6,304
                                           -------     -------     -------     -------     -------
          Total expenses.................   23,324      32,118      34,363      36,405      43,366
                                           -------     -------     -------     -------     -------
  Income (loss) before provision for
     income taxes........................    3,001       4,680       5,331      (1,618)     (7,423)
  Provision for (benefit from)
     income taxes........................      843       1,514       1,687        (534)     (2,559)
                                           -------     -------     -------     -------     -------
  Net income (loss)......................  $ 2,158     $ 3,166     $ 3,644     $(1,084)    $(4,864)
                                           =======     =======     =======     =======     =======
  Net income (loss) per share............  $   .52     $   .75     $   .85     $  (.23)    $ (1.04)
  Weighted average common and common
     equivalent shares outstanding.......    4,156       4,198       4,270       4,679       4,679
  Dividends per share....................  $   .21     $   .32     $   .32     $   .20     $   .00
BALANCE SHEET DATA
  Total investments......................  $32,372     $31,395     $43,008     $38,957     $37,202
  Total assets...........................  $52,370     $50,718     $63,699     $55,092     $52,096
  Total shareholders' equity.............  $26,989     $28,893     $41,949     $37,290     $32,881

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     National Insurance Group provides specialized information services and related insurance products to mortgage bankers and financial institutions located throughout the United States.

     The Company's primary sources of revenues are premiums and commissions earned from its specialized insurance products, fees billed to customers who use Flood Zone Determination or Tracking Services and investment income. Net premiums written represent direct and assumed premiums generated by the Insurance Subsidiary, less premiums canceled or ceded to other insurers, and adjusted for changes in the reserve for return premiums. Net premiums earned represent net premiums written adjusted for changes in unearned premium reserves. Flood inquiry fees are generated by Flood Zone Determination Services and are based on the number of flood inquiries rendered. The Company provides either one-time flood determinations or higher fee, life-of-loan services where the Company updates the flood determinations over the periods in which the loans are outstanding. Revenues from flood zone determinations are generally related to the volume of mortgage loan originations, both new and refinanced. Tracking fees are generated by Tracking Services and are usually based on the number of loans and leases tracked. Net commission income represents commissions received from nonaffiliated insurance companies for force-placed insurance produced by the Agency and from the Federal Emergency Management Agency ("FEMA") for flood insurance written by the Company.

     The Company's insurance products include force-placed insurance policies which have stated terms of either up to ninety (90) days ("short-term policies") or six (6) months to one (1) year ("longer-term policies"), most of which are longer-term policies. Premiums for longer-term policies are recorded as revenues when earned. The Company's policies are canceled at a relatively high rate because they generally remain in effect only until financial institutions receive proof that borrowers have obtained their own insurance. At the time the policies are issued, a reserve is established to provide for return of premiums for anticipated cancellations, which has the effect of decreasing net premiums written. The reserve historically has been established at approximately 64% of premiums. Premiums are written directly by the Insurance Subsidiary or by third party insurance companies in certain states where the Insurance Subsidiary is not licensed or where its products are not approved. Over the periods indicated below, the Company assumed 30% to 100% of premiums directed to third party insurance companies after paying ceding commissions. The following table summarizes premiums written net of cancellations during the periods indicated (in thousands):

                                                             FOR YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1993        1994        1995
                                                            -------     -------     -------
    Direct Premiums Written...............................  $16,522     $23,984     $17,324
    Assumed Premiums......................................    8,992      (1,259)       (197)
                                                            -------     -------     -------
    Gross Premiums Written................................   25,514      22,725      17,127
    Gross Premiums Ceded..................................   (2,965)     (2,689)     (2,171)
                                                            -------     -------     -------
    Net Premiums Written..................................  $22,549     $20,036     $14,956
                                                            =======     =======     =======

     The Company's strategy includes expanding its authorization to write premium on a direct basis and to reduce premium ceded to reinsurers. At the present, the Company generally retains the first $750,000 of each risk and reinsures the rest up to a maximum of $2.5 million per risk, pursuant to reinsurance arrangements. See "Business -- Regulation Reinsurance" and Note 10 of Notes to Consolidated Financial Statements for a description of the Company's reinsurance arrangements. The Company remains primarily liable to its policyholders in the event any reinsurer is unable or will not fulfill the obligations assumed under reinsurance. As a result of the cost and availability of reinsurance, in the future the Company may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Company were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Company. This increased exposure could have a material adverse effect on the Company's results of operations.

     From 1986 through 1991, there were no losses reported to the Company which resulted in liability to reinsurers under the Company's reinsurance policies. During 1992, 1993 and 1994, the Company ceded losses of $1,267,000, $423,000 and $213,000, respectively, to reinsurers, for losses occurring in 1992 and for which it has been fully reimbursed. There were no losses ceded in 1995. The Company seeks to limit its exposure with respect to any failure by a reinsurer to fulfill its obligations by evaluating the financial condition and rating of members of its reinsurance pool (the Company's policy is to only purchase reinsurance with U.S. insurers rated "A" or better by A.M. Best) at the time of such purchase and by diversifying the reinsurance pool.

     Loss and loss adjustment expenses ("LAE") represent losses paid related to force-placed insurance underwritten or reinsured by the Insurance Subsidiary, adjusted for changes in reserves for losses that are in the course of settlement and losses that have been incurred but not yet reported. Commissions paid to nonaffiliates represent amounts paid to third party agents and brokers, and other producers related to sales of the Company's services and products. Personnel expenses represent salaries, wages, sales commissions paid to Company employees and related employee benefits. All other expenses primarily consist of occupancy costs, including office rent and utilities, equipment maintenance and depreciation, amortization of acquisition costs, sales and marketing expenses and expenses related to the delivery of products and services such as postage and printing.

     The Company's effective income tax rate was 32%, 33% and 34% for 1993, 1994 and 1995, respectively, reflecting the 35% federal statutory income tax rate and the net effect of state taxes, less the beneficial effect of tax-exempt investment income earned during the periods. See Note 7 of Notes to Consolidated Financial Statements.

     In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of an asset's carrying value, the Company would estimate the future cash flow expected to result from the use of the assets and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Company expects to hold and use should be based on the fair value of the assets. SFAS No. 121 applies to financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the requirements of SFAS No. 121 in 1996 and has yet to determine the impact of adoption.

     In October 1995, the Financial Accounting Standard Board issued Statement on Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair value method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. If the Company elects not to recognize compensation expense under this method, It is required to disclose the pro forma net income and earnings per share effects based on the SFAS No. 123 fair value methodology. SFAS No. 123 applies to financial statements for fiscal years beginning after December 15, 1995. The Company will implement the requirements of SFAS No. 123 in 1996 and has yet to determine if it will adopt the measurement provision recommended by the statement or if it will adopt only the disclosure provisions of the statement. Accordingly, management has not determined the impact on the financial statements that SFAS No. 123 may have.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percent of total revenues for the periods indicated.

                                                                  FOR YEARS ENDED DECEMBER
                                                                             31,
                                                                  -------------------------
                                                                  1993      1994      1995
                                                                  -----     -----     -----
    Net premiums earned.........................................   58.6%     60.0%     47.4%
    Flood inquiry fees..........................................   29.5      22.9      29.5
    Tracking fees...............................................    6.2       8.7      13.3
    Net commission income.......................................    1.2       3.2       4.2
    Net investment income.......................................    4.5       5.2       5.6
                                                                  -----     -----     -----
              Total revenue.....................................  100.0     100.0     100.0
                                                                  -----     -----     -----
    Loss and LAE................................................   22.5      22.6      16.8
    Commissions paid to nonaffiliates...........................   12.6      13.6      11.3
    Personnel expenses..........................................   32.5      39.3      49.3
    All other expenses..........................................   19.0      26.1      25.7
    Restructuring charge........................................     --       2.9      17.5
                                                                  -----     -----     -----
              Total expenses....................................   86.6     104.5     120.6
                                                                  -----     -----     -----
    Income (loss) before provision for income taxes.............   13.4      (4.5)    (20.6)
    Provision for income taxes..................................    4.2      (1.5)     (7.1)
                                                                  -----     -----     -----
    Net income (loss)...........................................    9.2%     (3.0)%   (13.5)%
                                                                  =====     =====     =====

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1995

  Revenue

     Total revenue increased from $34.8 million in 1994 to $35.9 million in 1995, an increase of $1.1 million or 3.2%. Net premiums written decreased from $20.0 million in 1994 to $15.0 million in 1995, a decrease of $5.0 million or 25.0%. The decrease in net premiums was principally due to two factors: (1) approximately $4.3 million less business in 1995 from one customer which ceased writing premiums with the Company in early 1995, and; (2) 1994 premiums written included $1.4 million from a significant customer whose loan processing portfolio was sold by the RTC in late 1994 and therefore, the customer did not contribute to premiums in 1995. These decreases were partially offset by additional business from new customers.

     Net premiums earned decreased from $20.9 million in 1994 to $17.0 million in 1995, a decrease of $3.9 million or 18.7%. The decrease was primarily related to the same factors which caused the decline in net premiums written during the period.

     Flood inquiry fees increased from $8.0 million in 1994 to $10.6 million in 1995, an increase of $2.6 million or 32.5%. Flood determinations are performed as part of the mortgage loan origination process and the increase in flood inquiry fee revenues is primarily due to the decline in mortgage interest rates and the addition of new customers. Interest rates began to decline during the first quarter of 1995 contributing to increases in loan origination volumes. In addition, the Company added new customers and converted many of its existing customers to the higher priced life-of-loan product as the industry complies with recent federal regulations.

     Tracking fees for the period increased from $3.0 million in 1994 to $4.8 million in 1995, an increase of $1.8 million or 60.0%. The increase was due to the addition of several new customers.

     Net investment income for the period increased from $1.8 million in 1994 to $2.0 million in 1995, an increase of $200,000 or 11.1%. The increase is due to a rise in interest rates during 1995 which increased the Company's rate of return on investments.

  Expenses

     Loss and LAE was $7.9 million in 1994 (37.7% of net premiums earned) and $6.0 million in 1995 (35.5% of net premiums earned), a decrease of $1.9 million or 24.1%. The decrease was due in part to fewer occurrences of catastrophic events in 1995 as compared to 1994.

     Commissions paid to nonaffiliates decreased from $4.7 million (22.7% of premiums earned) in 1994 to $4.1 million (24.1% of premiums earned) in 1995, a decrease of $600,000, or 12.8%, due primarily to lower commission rates and the loss of premiums from customers who did not renew with the Company. Personnel expenses increased from $13.7 million in 1994 to $17.7 million in 1995, an increase of $4.0 million or 29.2%. The increase in personnel expenses is due to staff additions in response to the volume increases in the Flood Inquire and Tracking fee based business and staff additions in the information systems departments in an effort to enhance the new systems technology. All other expenses increased from $9.1 million in 1994 to $9.2 million in 1995, an increase of $100,000 or 1.1%.

     The Company incurred expenses of a non-recurring nature in the amount of $6.3 million during 1995. On June 13, 1995, the California Department of Insurance notified the Company that its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. This amount is included on the balance sheet as Reserve for Prop 103 and on the income statement as non-recurring expense. The Company recorded additional non-recurring charges of $1.6 million in connection with the retirements of Mark Speizer who was the Company's Chief Executive Officer and Howard Herman who was the Company's President. The Company also recorded $600,000 for the write-off of software used to provide its information services products.

     As a result of the above factors, loss before provision for income taxes increased from $1.6 million in 1994 to $7.4 million in 1995, an increase of $5.8 million.

YEAR ENDED DECEMBER 31, 1993 VERSUS YEAR ENDED DECEMBER 31, 1994

  Revenue

     Total revenue decreased from $39.7 million in 1993 to $34.8 million in 1994, a decrease of $4.9 million or 12.4%. Net premiums written decreased from $22.5 million in 1993 to $20.0 million in 1994, a decrease of $2.5 million or 11.1%. Approximately $1.0 million of the decrease was due to the Resolution Trust Corporation's decision to sell a significant customer's loan servicing portfolio and another $450,000 is due to the accrual for the refund of premiums earned in 1989 in response to a California Supreme Court decision in favor of the California Department of Insurance's uniform rate of return formula (see
Note 9 of Notes to Consolidated Financial Statements). In 1993, the Company also benefitted from the assumption of books of business which increased premiums written for 1993 by a net amount of $1.3 million over 1994. The balance was due to a reduction in premiums ceded under reinsurance treaties.

     Net premiums earned decreased from $23.3 million in 1993 to $20.9 million in 1994, a decrease of $2.4 million or 10.3%. The decrease was primarily related to the same factors which caused the decline in net premiums written during the period.

     Flood inquiry fees decreased from $11.7 million in 1993 to $8.0 million in 1994, a decrease of $3.7 million or 31.8%. Flood zone determinations are preformed as part of the mortgage loan origination process and the decline in flood inquiry fee revenues is consistent with the decline in mortgage loan origination and refinance volumes nationwide of approximately 50% beginning in the second quarter of 1994 in response to the sudden and sharp interest rate increases promulgated by the Federal Reserve Board.

     Tracking fees for the period increased from $2.5 million in 1993 to $3.0 million in 1994, an increase of $500,000 or 21.6%. The increase is due to the addition of eight customers to the fee based outsourcing product line. Net commission income increased from $462,000 in 1993 to $1.1 million in 1994, an increase of $638,000 or 138.7%. The increase in net commission income primarily resulted from an increase in premiums underwritten by non-affiliated insurance companies from which the Company collects commissions and increased flood insurance premiums from which the Company receives a commission.

     Net investment income for the period remained unchanged at $1.8 million for both 1993 and 1994. Although interest rates increased during 1994, there is a lag between interest rate increases and the effects on the yields of the Company's investment portfolio in interest income. In addition, the Company had a gain on the sale of investments of $85,000 in 1993 versus a loss of $52,000 in 1994.

  Expenses

     Loss and LAE was $9.0 million in 1993 (38.4% of net premiums earned) and $7.9 million in 1994 (37.7% of net premiums earned). When losses incurred for both 1993 and 1994 are adjusted for losses assumed from the California FAIR Plan ($750,000 in 1993 for losses arising out of the brush fires in Southern California and $600,000 in 1994 for losses arising out of the earthquake in Southern California) then both years have a loss ratio of approximately 35% to earned premiums.

     Commissions paid to nonaffiliates decreased from $5.0 million (21.4% of premiums earned) in 1993 to $4.7 million (22.7% of premiums earned) in 1994, a decrease of $300,000, or 5.0%, due primarily to the mix of customers with different commission programs. Personnel expenses increased from $12.9 million in 1993 to $13.7 million in 1994, an increase of $800,000 or 6.1%. The increase in personnel expenses is due primarily to: (1) additional personnel expenses required during the first and second quarters of 1994 to support flood zone determination commitments made during the peak volume periods and prior to the sharp reduction in loan origination volumes, and (2) staffing overlaps (redundancies) during the transition period for the relocation of the Companies loan tracking and customer service operations from Bellevue, Washington to its South San Francisco headquarters. All other expenses increased from $7.5 million in 1993 to $9.1 million in 1994, an increase of $1.6 million or 20.8%. Of the $1.6 million increase: (1) approximately, $400,000 was due to taxes and fees on premiums assumed in 1993 but written on a direct basis in 1994; therefore, in 1994, the Company paid the premium taxes; (2) approximately $525,000 is attributed to printing and postage for fee based business and marketing efforts;
(3) approximately $100,000 is due to a benefit to expense the Company received in 1993 when it assumed a book of business; (4) approximately $100,000 is due to miscellaneous charges received from the California FAIR Plan; and (5) the balance is due primarily to the recapture of deferred cost accounts, rent and depreciation expense.

     In the second quarter of 1994, the Company accrued $1.0 million for restructuring charges in connection with the relocation of the Company's loan tracking and customer service operations from Bellevue, Washington to its South San Francisco headquarters. The relocation commenced in June 1994 and it was completed by year end 1994. Total expenses included approximately $360,000 for termination and/or relocation benefits for approximately 25 staff and approximately 19 key personnel. The balance of the restructuring charges are for facilities expenses and the write-off of capitalized costs. As of year end 1994, the Company has realized $195,000 in expenses for the termination and relocation of personnel and $260,000 in expenses for facility and capital writeoffs, and the Company expects that the balance of the accrual will cover the restructuring expenses anticipated during 1995 related to the relocation. The Company expects that upon its completion, the relocation will reduce expenses for rent, travel, staff redundancies and taxes attributable to the Bellevue, Washington business operations, which the Company believes will enable it to recover these restructuring costs in approximately two years. This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" for a discussion of factors that could affect future performance.

     As a result of the above factors, operating income before provision for income taxes decreased from $5.3 million in 1993 to a $1.6 million loss in 1994, a decrease of $6.9 million or 130.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Insurance Subsidiary collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of December 31, 1995, the Company had cash and short-term investments aggregating $13.9 million.

     Of the Company's cash and short-term investments, $11.2 million is held by the Insurance Subsidiary. Insurance companies, including the Insurance Subsidiary, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that the Insurance Subsidiary may pay the Company in any twelve (12) month period without prior regulatory approval is the greater of (i) net investment income for the preceding calendar year, or (ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1995, the Insurance Subsidiary had net investment income of $1.9 million and as of December 31, 1995, statutory policyholders' surplus of $23.7 million. For the year ended December 31, 1995, the maximum dividend permitted to be paid by the Insurance Subsidiary to National was approximately $2.4 million. See "Market for Registrant's Common Equity and Related Stockholder Matters" and Note 14 of Notes to Consolidated Financial Statements.

     Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholders' surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1995, the Company's net written premium to policyholder surplus ratio was .60 to 1. See "Business -- Insurance Operations -- Insurance Operating Ratios".

     The Company is not aware of any trends, requirements, commitments, or events that will or are reasonably likely to have a negative impact on the Company's liquidity during 1996. This paragraph contains forward-looking statements reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" for a discussion of factors that could affect future performance.

     Inflation generally affects the rate of investment return in the securities and financial markets, and increases and decreases in such investment return rates have a corresponding effect on the Company's investment income.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  Earnings Volatility

     The Company's financial results can be significantly affected by a number of factors, including the volume of force-placed insurance and the rate of cancellation of insurance policies, the addition or loss of significant customers, significant changes in the number of loans or leases being tracked for major customers and catastrophic loss events. For example, in 1992 the Company incurred net losses relating to the Los Angeles riots and Hurricane Andrew of $612,000 and $527,000, respectively. In November 1993, the Company received claims of approximately $650,000 from policyholders for losses arising out of the October and November 1993 series of fires in Southern California. The Company also received an assessment of $725,000 from the California Fair Plan Association, a mandatory insurance pool for certain California real estate, relating to losses from those fires. In addition, revenues from the Company's Flood Zone Determination Services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance. See "Significant Customers", "The Insurance Industry", and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Insurance Industry

     The Company derives a significant amount of its revenues from insurance premiums and investment income. In the event that, for whatever reason, the Company experiences abnormally high losses, purchases reinsurance from reinsurers who will not or cannot pay losses submitted, or other adverse developments occur, then any such event or combination of events could have a material adverse impact on the Company. In addition, insurance companies and others have often been sued under certain legal theories, such as bad faith handling or settlement of claims, which could subject the Company to liability in excess of policy limits. An adverse outcome of any such lawsuit could have a material negative impact on the Company.

  Reserve Adequacy

     The Company is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what the Company expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by the Company. Any significant changes in the Company's estimate of ultimate losses on reported claims may materially adversely affect the results of the Company's operations in the period reported. The Company has in the past experienced adverse developments in its loss reserves. The Company's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. The Company's most recent actuarial review of such reserves as of December 31, 1995 concluded that the reserves (i) met the requirements of the insurance laws of California; (ii) were computed in accordance with accepted loss reserving standards and principles and
(iii) make a reasonable provision for all unpaid loss and loss expense obligations of the Company under the terms of its policies and agreements.

     The Company also maintains a reserve for return premiums which is based upon the Company's historical experience. As is prevalent in the force-placed insurance industry, a substantial amount of the Company's net premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which the Company uses as a basis for recording written premiums or the loss of a significant customer. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Insurance Operations".

  Underwriting Risks

     Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although the Company applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of force-placed insurance generally requires the Company to write specialized insurance within predesignated limits and geographic area, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, the Company may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks and may not have adequate spread of risk in a particular geographic area. See "Insurance Operations -- Underwriting".

  Reinsurance Considerations

     The Company's business is partially dependent upon its ability to cede risks insured by the Company to reinsurers. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of the Company, which can affect the Company's level of business and profitability. The Company is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay the Company for the losses of the insureds. As a result of the increased cost and more limited availability of reinsurance, in the future, the Company may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Company were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Company. This increased exposure could have a material adverse effect on the Company's results of operation. See "Regulation -- Reinsurance".

  Flood Zone Determinations

     The Company derives a substantial portion of its total revenues from fees for Flood Zone Determination Services. These services are primarily provided to assist lenders in complying with federal laws which in many instances require lenders to determine whether property being financed is located in a federally-designated flood zone and require borrowers to obtain flood insurance. Any significant change in federal legislation or secondary market requirements limiting these requirements on lenders or borrowers, or the development by competitors of significantly enhanced service or delivery systems could have a material adverse effect on the Company's business or operating results.

     The Company also indemnifies its customers from losses resulting from erroneous flood inquiry determinations, where a borrower was not properly advised whether the collateral was located in or out of a federally-designated flood zone. While to date the Company has experienced no significant losses in this regard and maintains reserves equal to its estimate of incurred but unreported indemnification losses, there can be no assurance such reserves will prove adequate in the future. The Company does not maintain errors and omissions insurance coverage against such losses.

  Rapid Technological Change and New Products; Product Delays

     The markets for the Company's information services are highly competitive and characterized by rapidly changing technology. The Company believes that its future success will depend, in part, on its ability to identify, develop, install and support new services in a timely fashion, and on market acceptance of such services. No assurance can be given that the introduction of new technologies will enable the Company to gain market share, realize cost savings or increase revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated hereby by reference to the financial statements listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held in May 1996 and the information therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is incorporated by reference to "Election of Directors -- Nominees" in the Company's Proxy Statement.

     Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company" and is hereby incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "Executive Officer Compensation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "Other Information -- Share Ownership by Principal Shareholders and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

ITEM(S)                                                                                   PAGE(S)
- -------                                                                                   ------
(1)        Financial Statements:
           Report of Independent Accountants............................................      28
           Consolidated Balance Sheets, December 31, 1995 and 1994......................      29
           Consolidated Statements of Operations for the years ended December 31, 1995,
             1994 and 1993..............................................................      30
           Consolidated Statement of Changes in Shareholders' Equity for the years ended
             December 31, 1995, 1994, and 1993..........................................      31
           Consolidated Statement of Cash Flows for the years ended December 31, 1995,
             1994 and 1993..............................................................      32
           Notes to Consolidated Financial Statements...................................   33-45
(2)        Financial Statement Schedules:
           Report of Independent Accountants on Financial Statement Schedules...........      46
           I  Summary of Investments Other than Investments in Related Parties..........      47
           II  Condensed Financial Information of Registrant (Parent Company)...........   48-51
           III  Supplementary Insurance Information Concerning Property Casualty
             Operations.................................................................      52
           VI  Reinsurance..............................................................      53

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

     The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

(b)  Reports on Form 8-K

     Not applicable.

(c)  Exhibits

     See Item 14 (a) (3) above.

(d)  Financial Statement Schedules

     See Item 14 (a) (2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
National Insurance Group:

     We have audited the accompanying consolidated balance sheets of National Insurance Group and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Insurance Group and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements National Insurance Group and subsidiaries changed its method of accounting for investments in debt and equity securities in 1994.

                                          /s/  COOPERS & LYBRAND L.L.P.

San Francisco, California
February 9, 1996

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           AS OF DECEMBER 31,
                                                                           -------------------
                                                                            1994        1995
                                                                           -------     -------
                                            ASSETS
Investments:
  Fixed maturities for 1994 at amortized cost (market: $22,648) and 1995
     at market (amortized cost: $20,718).................................  $23,067     $21,130
  Equity securities......................................................    2,000       2,271
  Short-term investments, at cost (which approximates market)............   13,890      13,801
                                                                           -------     -------
          Total Investments..............................................   38,957      37,202
Cash.....................................................................      155         133
Net premiums and accounts receivable.....................................    4,786       4,875
Accrued interest receivable..............................................      390         344
Net property and equipment...............................................    5,918       4,068
Deferred acquisition costs...............................................    3,573       2,624
Deferred federal income taxes............................................      298       1,994
Other assets.............................................................    1,015         856
                                                                           -------     -------
          Total Assets...................................................  $55,092     $52,096
                                                                           =======     =======
                                         LIABILITIES
Reserve for losses and LAE...............................................  $ 3,360     $ 3,055
Unearned premiums........................................................    7,768       5,703
Commissions payable......................................................      659         742
Accrued expenses and other liabilities...................................    1,942       2,442
Drafts payable...........................................................      374         421
Reserve for return premiums..............................................    2,108       1,216
Reserve for Proposition 103..............................................      434       4,534
Deferred Revenue.........................................................    1,157       1,102
                                                                           -------     -------
          Total liabilities..............................................   17,802      19,215
                                                                           -------     -------
Commitments and Contingency (Notes 8 and 9)
                                     SHAREHOLDERS' EQUITY
Preferred Stock, 5,000,000 shares authorized with no par value; none
  issued and outstanding.................................................       --          --
Common stock:
  15,000,000 shares authorized with no par value; issued and outstanding,
     4,679,000 and 4,680,000 in 1994 and 1995, respectively..............   23,065      23,071
Retained earnings........................................................   14,225       9,810
                                                                           -------     -------
          Total shareholders' equity.....................................   37,290      32,881
                                                                           -------     -------
Total liabilities and shareholders' equity...............................  $55,092     $52,096
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1993          1994          1995
                                                            ---------     ---------     ---------
Net premiums written......................................  $  22,549     $  20,036     $  14,956
Change in unearned premiums...............................        716           822         2,064
                                                            ---------     ---------     ---------
Net premiums earned.......................................     23,265        20,858        17,020
Flood inquiry fees........................................     11,693         7,978        10,593
Tracking fees.............................................      2,477         3,012         4,786
Net commissions income....................................        462         1,103         1,502
Net investment income.....................................      1,797         1,836         2,042
                                                            ---------     ---------     ---------
          Total revenues..................................     39,694        34,787        35,943
                                                            ---------     ---------     ---------
Loss and LAE..............................................      8,952         7,873         6,044
Commissions paid to nonaffiliates.........................      4,989         4,739         4,079
Personnel expenses........................................     12,890        13,677        17,708
All other expenses........................................      7,532         9,096         9,231
Non-recurring charges.....................................         --         1,020         6,304
                                                            ---------     ---------     ---------
          Total expenses..................................     34,363        36,405        43,366
                                                            ---------     ---------     ---------
Income (loss) before provision for (benefit from) income
  taxes...................................................      5,331        (1,618)       (7,423)
Provision for (benefit from) income taxes.................      1,687          (534)       (2,559)
                                                            ---------     ---------     ---------
Net income (loss).........................................  $   3,644     $  (1,084)    $  (4,864)
                                                            =========     =========     =========
Weighted average common and common equivalent shares
  outstanding.............................................  4,270,000     4,679,000     4,680,000
                                                            =========     =========     =========
          Net income (loss) per share.....................  $    0.85     $   (0.23     $   (1.04)
                                                            =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       COMMON STOCK                        TOTAL
                                                    ------------------     RETAINED     SHAREHOLDERS'
                                                    SHARES     AMOUNT      EARNINGS        EQUITY
                                                    ------     -------     --------     ------------
Balance, January 1, 1993..........................  $4,136     $14,559     $ 14,334       $ 28,893
Shares issued under public offering...............     890      10,285           --         10,285
Options exercised.................................      38         423           --            423
Unrealized gains on equity securities, net of
  deferred tax....................................      --          --           33             33
Dividend paid.....................................      --          --       (1,329)        (1,329)
Net Income........................................      --          --        3,644          3,644
                                                    ------     -------      -------        -------
Balance, December 31, 1993........................   5,064      25,267       16,682         41,949
Shares issued under public offering...............     115       1,408           --          1,408
Shares repurchased................................    (500)     (3,610)          --         (3,610)
Unrealized loss on equity securities, net of
  deferred tax....................................      --          --         (171)          (171)
Dividend paid.....................................      --          --       (1,202)        (1,202)
Net loss..........................................      --          --       (1,084)        (1,084)
                                                    ------     -------      -------        -------
Balance, December 31, 1994........................   4,679      23,065       14,225         37,290
Unrealized gain on equity securities, net of
  deferred tax....................................      --          --          179            179
Unrealized gain on debt securities, net of
  deferred tax....................................      --          --          270            270
Options exercised.................................       1           6           --              6
Net loss..........................................      --          --       (4,864)        (4,864)
                                                    ------     -------      -------        -------
Balance, December 31, 1995........................  $4,680     $23,071     $  9,810       $ 32,881
                                                    ======     =======      =======        =======

     Dividends declared per share were $0.32 and $0.20 for the years ended December 31, 1993 and 1994, respectively. There were no dividends declared for the year ended December 31, 1995.

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1994         1995
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)........................................  $  3,644     $ (1,084)    $ (4,864)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     2,006        2,099        2,193
     Change in assets and liabilities:
       Decrease in net premiums receivable and accounts
          receivable.......................................      (917)        4015          (89)
       (Increase) decrease in deferred acquisition costs...       330          378          949
       Increase in insurance liabilities...................     1,685       (4,573)      (3,179)
       Increase in reserve for Prop. 103...................        --          434        4,100
       Increase (decrease) in tax assets...................    (1,070)        (160)        (536)
       Other, net..........................................      (766)         671         (317)
                                                              -------      -------      -------
          Net cash provided (used) by operating
            activities.....................................     4,912        1,780       (1,743)
                                                              -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments..................................   (26,940)     (88,947)     (43,518)
  Maturity of investments..................................    13,561       92,644       45,543
  Sales or calls of fixed maturities.......................     1,813           --           --
  Purchase of equipment....................................    (2,442)      (2,620)        (310)
                                                              -------      -------      -------
          Net cash provided (used) by investing
            activities.....................................   (14,008)       1,077        1,715
                                                              -------      -------      -------
CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments on notes payable......................      (466)          --           --
  Issuance of common stock.................................    10,285        1,408           --
  Repurchase of common stock...............................        --       (3,610)          --
  Stock options exercised..................................       286           --            6
  Dividends to shareholders................................    (1,329)      (1,202)          --
                                                              -------      -------      -------
          Net cash provided (used) by financing
            activities.....................................     8,776       (3,404)           6
                                                              -------      -------      -------
Net decrease in cash.......................................      (320)        (547)         (22)
Cash at beginning of year..................................     1,022          702          155
                                                              -------      -------      -------
Cash at end of year........................................  $    702     $    155     $    133
                                                              =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying consolidated financial statements of the Company include the accounts of National Insurance Group ("National") and its subsidiaries ("Subsidiaries"), Great Pacific Insurance Company (the "Insurance Subsidiary"), Pinnacle Data Corporation ("PDC"), and Fastrac Systems, Inc. Insurance Agent and Broker (the "Agency"). The Agency has a wholly-owned subsidiary, Fastrac Systems, Inc. ("Fastrac").

     The Subsidiaries have transactions with each other in the ordinary course of business. The Agency receives a commission for business it writes which is insured or reinsured by the Insurance Subsidiary. Certain expenses are shared between the Subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The Company provides specialized information services and related insurance products to mortgage bankers and other financial institutions located throughout the United States. Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and data base systems which provide information services on an outsourced, remote computer or manual access basis, enabling these institutions to:

        - determine if the residential or commercial real estate, which is collateral for loans being financed or services by such institutions, is located within a federally-designated flood zone, and

        - monitor the insurance coverage on collateral securing residential mortgage (predominantly one-to-four unit family dwellings), automobiles and other consumer loans and leases and, to a lesser extent, commercial mortgages.

     When the Tracking Services indicate that insurance has lapsed, the financial institution may contact with the Company to provide specialized , short-term fire, allied peril or physical damage insurance (generally referred to as "forced-place" insurance), which the Company provides through its wholly-owned subsidiary, Great Pacific Insurance Company (the "Insurance Subsidiary") in certain states and through nonaffiliated insurance companies in the remainder of the United States. In addition, the Company provides flood insurance, for which the risk is assumed by the U.S. Government under the National Flood Insurance Program ("NFIP").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies adopted by National and Subsidiaries in the accompanying financial statements:

     Data processing equipment and purchased software and office furniture and equipment are depreciated over five (5) years, and automobiles are depreciated over three (3) to five (5) years, all using a modified straight-line method. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to income as incurred.

     Goodwill is the excess of cost over fair market value of the Company's acquired entities. It is amortized on a straight-line basis over a period of twenty years.

     Costs associated with the research and development of the Company's flood determination products have been expensed as incurred.

     Commission income is recorded when earned, net of an estimated reserve for cancellation.

     Contingent commission expense is estimated based on established criteria such as the ratio of losses incurred to earned premiums, and is reflected in commissions paid to nonaffiliates.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     Premiums written are earned on a pro rata basis over the periods covered by the policies. Policyholders have the right to cancel a policy at any time and receive a minimum refund as defined by law or regulation. In certain circumstances, the Company grants refunds in excess of the minimum amounts required by regulation. The Company received acceptance from the California Department of Insurance to establish a reserve for return premiums, based upon historical experience, to provide for anticipated cancellations net of written but unbilled premiums. Actual cancellations could differ from management's estimates. Changes in estimates of cancellations resulting from the continuous review process and differences between estimates and actual cancellations are included in income of this period in which the estimates are changed or cancellations occur.

     Fee income is recognized when earned. Certain contractual agreements for Flood Zone Determination Services provide for some future services by the Company. In these cases revenue is recognized over the estimated period the services are performed.

     Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issuance expenses, have been deferred. Such costs are recognized on a pro rata basis over the periods covered by the policies. Costs are deferred to the extent that they are recoverable from premium income after providing for all loss-related and maintenance expenses. Anticipated investment income is not considered in the determination of recoverability of this asset.

     The reserve for unpaid losses and LAE is based on the estimated ultimate cost of settling claims, using past experience adjusted for current trends and any other factors which, in management's judgment, would modify this experience. Changes in estimates of losses resulting from the continuous review process and differences between estimates and payments for claims are included in income of the period in which the estimates are changed or payments are made.

     Investments in fixed maturities include bonds, U.S. Treasury notes, federal discount notes, mortgage-backed securities and certificate of deposit. Investments in equity securities are common stock and preferred stock. Other than temporary declines in market values of equity securities are charged against income. Short-term investments consist of certificates of deposits and money market accounts at certain financial institutions and are carried at cost which approximates market. Investment income is recognized as earned. Realized gains of losses on sale of investments are determined on the basis of specific identification and are included in income.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the management to make certain estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of certain revenues and certain expenses during the reporting period. Actual results could differ from those estimates.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted SFAS No. 115 effective January 1, 1994. There was no effect on shareholders' equity as previously reported or current earnings of initially applying the new standard. The Company adopted the requirements of SFAS No. 115 to classify and account for debt and equity securities as follows:

          HELD-TO-MATURITY. Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

          TRADING SECURITIES. Debt and equity securities are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

          AVAILABLE-FOR-SALE. Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

     Prior to the adoption of SFAS No. 115, the Company accounted for debt and equity securities as follows:

          HELD-FOR-INVESTMENT. Debt securities classified as held-to-maturity were carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Investments and mortgage-backed securities were classified as held-for-investment when management had the ability and the intent to hold these securities until maturity.

          HELD-FOR-SALE. Equity securities classified as held-for-sale were carried at lower of cost or market value. Unrealized losses were included in the consolidated statement of retained earnings.

     On December 29, 1995, the Company transferred securities with an amortized cost basis of $20,718,000 and net unrealized gains of $412,000 from the heldto-maturity portfolio to the available-for-sale portfolio in accordance with the special report issued by the FASB titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The FASB special report included special transition provisions for the one-time reassessment and reclassification of securities from the held-to-maturity portfolio during the period from November 15, 1995 to December 31, 1995.

     The Company's investment policies limit concentration of credit risk by diversifying its investment portfolio and by limiting its investments in certificates of deposit to balances insured by the Federal Deposit Insurance Corporation. The Company maintains deposit balances, other than certificates of deposit, with some financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. A significant portion of the Company's receivables are from mortgage bankers and financial institutions.

     In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of an asset's carrying value, the Company would estimate the future cash flow expected to result from the use of the assets and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Company expects to hold and use should be based on the fair value of the assets. SFAS No. 121 applies to financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the requirements of SFAS No. 121 in 1996 and has yet to determine the impact of adoption.

     In October 1995, the Financial Accounting Standard Board issued Statement on Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair value method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES vesting period. If the Company elects not to recognize compensation expense under this method, It is required to disclose the pro forma net income and earnings per share effects based on the SFAS No. 123 fair value methodology. SFAS No. 123 applies to financial statements for fiscal years beginning after December 15, 1995. The Company will implement the requirements of SFAS No. 123 in 1996 and has yet to determine if it will adopt the measurement provision recommended by the statement or if it will adopt only the disclosure provisions of the statement. Accordingly, management has not determined the impact on the financial statements that SFAS No. 123 may have.

3.  INVESTMENTS

     (a) Fixed-maturity Investments (in thousands):

                                    HELD FOR INVESTMENT                                 AVAILABLE FOR SALE
                                  AS OF DECEMBER 31, 1994                             AS OF DECEMBER 31, 1995
                      -----------------------------------------------     -----------------------------------------------
                                                            ESTIMATED                                           ESTIMATED
                      AMORTIZED   UNREALIZED   UNREALIZED    MARKET       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                        COST         GAIN         LOSS        VALUE         COST         GAIN         LOSS        VALUE
                      ---------   ----------   ----------   ---------     ---------   ----------   ----------   ---------
U.S. Government
  securities........   $ 6,370       $            $123       $ 6,247       $ 4,886       $ 57         $          $ 4,943
State and municipal
  bonds.............    13,355        143          439        13,059        12,380        365           10        12,735
Certificates of
  deposit...........     3,240                      --         3,240         3,362         --                      3,362
Mortgage-backed
  securities........       102                       3           102            90         --           --            90
                       -------       ----         ----       -------       -------       ----          ---       -------
    Total...........   $23,067       $143         $562       $22,648       $20,718       $422         $ 10       $21,130
                       =======       ====         ====       =======       =======       ====          ===       =======

     At December 31, 1995, investment securities, at amortized cost and estimated market value, have contractual maturities as presented in the table below; however, other contract terms may allow actual maturities to differ from contractual maturities.

                                                       AMORTIZED COST                      ESTIMATED MARKET VALUE
                                            -------------------------------------   -------------------------------------
                                            STATE AND                               STATE AND
                                            MUNICIPAL   CERTIFICATES   U.S. GOVT.   MUNICIPAL   CERTIFICATES   U.S. GOVT.
                                              BONDS      OF DEPOSIT    SECURITIES     BONDS      OF DEPOSIT    SECURITIES
                                            ---------   ------------   ----------   ---------   ------------   ----------
Within one year...........................   $    --       $   --        $2,288      $    --      $     --       $2,288
One through five years....................     5,397        3,362         2,598        5,479         3,362        2,655
Six through ten years.....................     5,720           --            --        5,929            --           --
More than ten years.......................     1,263           --            --        1,327            --           --
Mortgage-backed securities................        --           --            90           --            --           90
                                             -------       ------        ------      -------        ------       ------
         Total............................   $12,380       $3,362        $4,976      $12,735      $  3,362       $5,033
                                             =======       ======        ======      =======        ======       ======

     There were no sales of fixed-maturity investments in 1995.

     (b) Equity Securities Available for Sale:

     At December 31, 1995 the Company had market rate preferred stock with a cost of $2,210,000, an unrealized gain of $61,000 , and a market value of $2,271,000.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                                                       AS OF DECEMBER 31,
                                                                      --------------------
                                                                       1994         1995
                                                                      -------     --------
    Office furniture and equipment..................................  $ 2,666     $  3,237
    Data processing equipment.......................................    6,779        6,273
    Software........................................................    4,132        4,172
    Leasehold improvements..........................................      766          998
                                                                       ------      -------
                                                                       14,680       14,343
    Less accumulated depreciation and amortization..................   (8,425)     (10,612)
                                                                       ------      -------
              Total.................................................  $ 5,918     $  4,068
                                                                       ======      =======

     Depreciation and amortization expense was $1,850,000, $2,042,000 and $2,160,000, in 1993, 1994 and 1995, respectively.

5.  DEFERRED ACQUISITION COSTS

     Changes in deferred acquisition costs are summarized as follows (in thousands):

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1993         1994        1995
                                                          --------     --------     -------
    Deferred acquisition costs, beginning of period.....  $  4,281     $  3,951     $ 3,573
    Additions...........................................    10,980       10,669       8,648
    Amortization expense................................   (11,310)     (11,047)     (9,597)
                                                          --------     --------     -------
    Deferred acquisition costs, end of period...........  $  3,951     $  3,573     $ 2,624
                                                          ========     ========     =======

     The net change in deferred acquisition costs are included in the consolidated statements of income as a component of commissions paid to nonaffiliates, personnel expenses and all other expenses.

6.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSE

     Activity in the reserve for loss and loss adjustment expenses is summarized as follows:

                                                              FOR THE YEARS ENDED DECEMBER
                                                                           31,
                                                              -----------------------------
                                                               1993       1994        1995
                                                              ------     -------     ------
    Reserves for losses and LAE at beginning of year........  $3,731     $ 5,628     $3,360
                                                              ------     -------     ------
    Losses and LAE:
      Provision for losses and LAE for claims occurring in
         current year.......................................   9,705       7,627      6,378
      Increase (decrease) in estimated losses and LAE for
         claims occurring in prior years....................    (753)        246       (334)
                                                              ------     -------     ------
                                                               8,952       7,873      6,044
                                                              ------     -------     ------
    Losses and LAE payments for claims occurring during:
      Current year..........................................   4,607       4,664      4,329
      Prior years...........................................   2,448       5,477      2,020
                                                              ------     -------     ------
                                                               7,055      10,141      6,349
                                                              ------     -------     ------
    Reserves for losses and LAE at end of year..............  $5,628     $ 3,360     $3,055
                                                              ======     =======     ======

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     During 1993, and 1994, the Company ceded losses of $423,000, and $213,000 respectively, to reinsurers for losses occurring in 1992. There were no losses ceded to reinsurers in 1995.

7.  INCOME TAX

     The components of income tax expense (benefit) are as follows (in thousands):

                                                                    AS OF DECEMBER 31,
                                                               ----------------------------
                                                                1993      1994       1995
                                                               ------     -----     -------
    Federal
      Current................................................  $1,932     $ (87)    $  (954)
      Deferred...............................................    (346)     (447)     (1,696)
                                                               ------     -----     -------
                                                                1,586      (534)     (2,650)
    State
      Current................................................     101       -0-          91
                                                               ------     -----     -------
              Total..........................................  $1,687     $(534)    $(2,559)
                                                               ======     =====     =======

     The actual tax expense differs from expected tax expense computed by applying the federal statutory tax rate to operating income before provision for income taxes as follows (in thousands):

                                                                       FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                      1993     1994     1995
                                                                      ----     ----     ----
    Tax at federal statutory rate...................................   34%      34%      35%
    Tax-Exempt investment income....................................  (3)      (7)      (9)
    Other...........................................................    1        6        8
                                                                       --       --       --
              Total.................................................   32%      33%      34%
                                                                       ==       ==       ==

     The components of the net deferred tax balance as of December 31, 1993, 1994 and 1995 are as follows (in thousands):

                                                                   ASSET (LIABILITY)
                                                             ------------------------------
                                                              1993        1994        1995
                                                             -------     -------     ------
    Unearned premium reserve...............................  $   584     $   528     $  388
    Deferred acquisition costs.............................   (1,343)     (1,215)      (892)
    Write-down of carrying value of equity securities......       59          78         --
    Loss reserve discounting...............................      116          62         70
    Prepaid expenses.......................................      118          45         49
    Deferred revenue.......................................      120         201        335
    Proposition 103 reserve................................       --         147      1,541
    Accrued liabilities....................................        7         338        334
    Other..................................................      102         114        169
                                                             -------     -------     ------
              Total........................................  $  (237)    $   298     $1,994
                                                             =======     =======     ======

     The Company has not established a valuation reserve at December 31, 1995. Realization of deferred tax assets is dependent on the ability to carry back losses to previous years, the likelihood of future income, and the timing of realization of deferred tax assets. Although realization is not assured, Management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or the timing of realization of deferred tax assets changes.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     Deferred income taxes were provided on temporary differences in the recognition of income for income tax and financial statement purposes. The source and tax effect of these temporary differences in the provision are as follows (in thousands):

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                                --------------------------
                                                                1993      1994       1995
                                                                -----     -----     ------
    Unearned premium reserve..................................  $  49     $  56     $ (140)
    Deferred acquisition costs................................   (112)     (128)       323
    Write-down of carrying value of equity securities.........     --       (19)       (78)
    Loss reserve discounting..................................    (60)       54          8
    Prepaid expenses..........................................   (105)       73          4
    Deferred revenue..........................................    (92)      (81)       134
    Prop. 103 reserve.........................................     --        --      1,541
    Accrued liabilities.......................................     --      (478)      (151)
    Other.....................................................    (26)       76         55
                                                                -----     -----     ------
              Total...........................................  $(346)    $(447)    $1,696
                                                                =====     =====     ======

     Taxes paid in 1993 and 1994 were $2,625,000 and $195,000, respectively. Tax refunds received in 1994 and 1995 were $675,000 and $627,000 respectively.

8.  COMMITMENTS

     National's subsidiaries have entered into operating leases. The operating leases are for office space for National and Subsidiaries' home office, Fastrac branch offices in Bellevue, Washington and Springfield, Ohio and PDC offices in Concord, California. Rental expense under operating leases was $1,079,000, $1,222,000 and $1,134,000 in 1993, 1994 and 1995, respectively.

     In the second quarter of 1994, the Company accrued $1.0 million for restructuring charges in connection with the relocation of the Company's loan tracking and customer service operations from Bellevue, Washington to its South San Francisco Headquarters. The relocation commenced in June, 1994 and it was completed by year end 1994. Total expenses included approximately $360,000 for termination and/or relocation benefits for approximately 25 staff and approximately 19 key personnel. The balance of the restructuring charges are for facilities expenses and the write-off of capitalized costs. As of year end 1995, the Company has realized $530,000 in expenses for the termination and relocation of personnel and $355,000 in expenses for facility and capital writeoffs and the Company expects that the balance of the accrual will be sufficient to cover the remaining restructuring costs during 1996 related to the relocation.

     National has entered into employment contracts with some key employees. Base compensation expense (not including bonus or commission) under employment contracts was $675,000, $425,000 and $264,108 in 1993, 1994 and 1995,
respectively. As of December 31, 1995, National had no commitments for such future compensation except for future commissions payable in amounts that cannot now be determined pursuant to the Agreement of Employment Termination between National and Douglas H. Helm. See Exhibit 10.11.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     The future minimum payments due under commitments at December 31, 1995 are as follows (in thousands):

        FOR THE YEAR ENDING                                                  OPERATING
        DECEMBER 31,                                                          LEASES
        -------------------------------------------------------------------  ---------
          1996.............................................................   $ 1,197
          1997.............................................................   $ 1,227
          1998.............................................................   $ 1,151
          1999.............................................................   $   800
                                                                              -------
        Total minimum payments.............................................   $ 4,375
                                                                              =======

9.  CONTINGENCY

     In November 1988, California voters approved Proposition 103. Proposition 103 requires, in part, a one year 20% rate rollback for substantially all property and casualty insurance written in California with the exception of workers' compensation and reinsurance.

     In May 1989, the California Supreme Court held that insurers would not be obligated to pay the rate rollback mandated by Proposition 103 if they could demonstrate that application of the rollback would produce confiscatory rates which would deny a fair and reasonable rate of return. The California Supreme Court's decision allowed insurers to file and use rates after November 8, 1989 pending approval by the Department.

     On February 26, 1993, the trial court in 20th Century Insurance Company v. Garamendi, determined that the regulations which included the rollback formula for rate determination were unlawful. The Department appealed the trial court's determination and on August 25, 1994, the California Supreme Court unanimously held that the California Insurance Commissioner's rollback formula which includes a uniform rate of return was constitutional and complied with the intent of Proposition 103. The California Department of Insurance, by letter dated June 13, 1995, denied the Company's application for an adjustment to the Department's formula for determining the amount of the Company's Proposition 103 rollback liability and assessed the liability to be $4.5 million. In order to reserve for the $4.5 million, the Company accrued $4.1 million in the second quarter of 1995 in addition to the 1994 accrual of $433,000. This amount is included on the balance sheet as part of the Reserve for Proposition 103 and on the income statement as Non-recurring expense.

     On October 25, 1995, the Insurance Subsidiary entered into a stipulation and consent order with the California Insurance Department to resolve the Insurance Subsidiary's rollback obligation. Pursuant to that settlement, the Insurance Subsidiary agreed to pay the sum of approximately $4.1 million as a rollback refund to its policyholders for the rollback year. The Company made the refunds during the first quarter of 1996. The rollback refund was paid to each eligible policyholder in the proportion that the written premium for each policyholder bears to the Insurance Subsidiary's total written premiums in California for policies in Proposition 103 lines issued or renewed during the rollback year. Pursuant to the settlement, the rollback refund constitutes the Insurance Subsidiary's entire rollback obligation and fully discharges the Insurance Subsidiary and extinguishes all of its obligations to rollback rates, make rollback refunds to policyholders, or pay interest to rollback policyholders. The Department has agreed to seek no further rollbacks or interest against the Insurance Subsidiary for the rollback year. Also, the settlement approves all rate filings which received interim approvals for current rate levels made since 1989, and all rates and rate levels charged by the Insurance Subsidiary from time to time between November 8, 1989 and the date the settlements were approved.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     The amount of any refund checks uncashed after a certain period will be escheated to the State of California in accordance with its laws. Although the Company will incur additional costs for processing the refunds, management believes that its existing reserves are adequate.

10.  REINSURANCE

     The Insurance Subsidiary, in the ordinary course of its business, seeks to reduce the loss that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance companies. Recoverables under the reinsurance agreements are estimated in a manner consistent with the claim liability associated with the reinsured policy.

     Risks reinsured would become a liability of the Insurance Subsidiary in the event any reinsurer is unable or will not fulfill the obligations assumed under the agreements. The Insurance Subsidiary limits its credit risk associated with reinsurance recoverables by evaluating the financial condition of members of the reinsurance pool, and diversifying the pool participants. As of December 31, 1993 and 1994, $294,000 and $11,000, respectively, were recorded as receivables under reinsurance treaties. For the year ended December 31, 1995, there was no receivable recorded under reinsurance treaties.

     For the years ended December 31, 1993, 1994, and 1995, ceded reinsurance premiums were $1,545,000, $1,170,000 and $933,000 , respectively, and there were no ceded reinsurance losses for the respective years.

     The Insurance Subsidiary is also a "Write Your Own" ("WYO") carrier under the National Flood Insurance Program. The premiums written and the insurance risks under the WYO program are ceded to the Federal Emergency Management Agency ("FEMA"). The form of this treaty is the actual assumption of liability by FEMA and, accordingly, amounts are excluded from net premiums and accounts receivable and reserve for losses and LAE. For the years ended December 31, 1993, 1994, and 1995, ceded reinsurance premiums for this program were $1,420,000, $1,520,000 and $1,234,000, respectively, and ceded unearned premiums for this program were $910,000, $1,061,000 and $971,000, respectively.

     The Insurance Subsidiary assumes a proportional share of the premiums written and the insurance risks from other insurance companies for force-placed insurance policies produced through the Agency, primarily for business produced outside the states of California and Texas. In accordance with industry practice, reinsurance assumed is presented as an addition to net premiums written in the financial statements. The Insurance Subsidiary assumed net written premiums of $8,992,000, $(1,259,000) and $(197,000) in 1993, 1994, and
1995, respectively. As of December 31, 1993, 1994 and 1995, assumed unearned premiums were $3,004,000, $39,000, and $0 respectively.

11.  INVESTMENT INCOME

     The components of investment income are as follows (in thousands):

                                                               FOR THE YEARS ENDED DECEMBER
                                                                           31,
                                                               ----------------------------
                                                                1993       1994       1995
                                                               ------     ------     ------
    Fixed maturities.........................................  $1,117     $1,165     $1,181
    Short-term investments...................................     671        802        947
                                                               ------     ------     ------
                                                                1,788      1,967      2,128
    Net realized gains (losses)..............................      85         --         (3)
    Investment expenses......................................     (76)      (131)       (83)
                                                               ------     ------     ------
    Net investment income....................................  $1,797     $1,836     $2,042
                                                               ======     ======     ======

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

12.  MAJOR CUSTOMERS

     During 1993, National and Subsidiaries derived 20% of total revenues from one customer, of which 19% was for insurance services and 1% for fee-based services. During 1994, National and Subsidiaries derived 22% of total revenues from one customer, of which 20% was for insurance services and 2% for fee-based services. During 1995, National and Subsidiaries derived 13% of total revenues from one customer, of which all was for insurance services.

13.  EARNINGS PER SHARE

     The number of shares used in the earnings per share computation is calculated as follows:

                                                          1993          1994          1995
                                                        ---------     ---------     ---------
    Weighted average common shares....................  4,177,015            --            --
    Actual common shares outstanding..................         --     4,678,729     4,679,697
    Common shares issuable under outstanding
      stock options...................................     93,226            --            --
                                                        ---------     ---------     ---------
              Total...................................  4,270,241     4,678,729     4,679,697
                                                        =========     =========     =========
    Net Income (loss).................................  $   3,644     $  (1,084)    $  (4,864)
    Per share results:
              Net Income (loss).......................  $    0.85     $   (0.23)    $   (1.04)

     The number of shares issuable upon exercise of outstanding options has been calculated using the treasury stock method based on the average market price during the year. In 1995, the Company had a Loss Per Share which is calculated based upon the number of common shares outstanding.

     There are no differences between primary and fully diluted earnings per share.

14.  DIVIDEND RESTRICTION

     California law limits the payment of dividends to National by the Insurance Subsidiary. The maximum dividend that may be paid without prior approval of the Insurance Commissioner is limited to the greater of 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the preceding December 31, or the net income of the preceding calendar year. In 1995, the maximum dividend would be limited to 10% of policyholders' surplus at December 31, 1994. Statutory policyholders' surplus, and net income (loss) of the Insurance Subsidiary is as follows (in thousands):

                                                             1993        1994        1995
                                                            -------     -------     -------
    Statutory policyholders' surplus......................  $23,475     $25,209     $23,687
    Net income (loss).....................................  $ 2,578     $ 2,575     $(1,892)

     California law further prohibits the payment of dividends without prior approval of the California Department of Insurance unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement, excluding earned surplus derived from: (i) unrealized net appreciation of assets; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders is:
(i) reasonable in relation to its outstanding liabilities; (ii) adequate to the insurer's financial needs; and (iii) the Department's prior approval is obtained.

     There were no cash dividends paid by the Insurance Subsidiary in 1993, 1994 or 1995.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

15.  STOCK OPTION PLANS

     Under the 1986 Stock Option Plan, as amended, participants may be awarded options for shares of National's common stock subject to various restrictions which limit the sale or other transfer of the shares until the expiration of a specified time period. A maximum of 1,006,820 shares may be issued under the plan. The exercise price of options granted under the plan may not be less than 100% of the fair value on the date of the grant. In 1992 and prior years, the exercise price was limited to 110% of the fair value on the date of the grant for shareholders owning more than 10% of the voting power of all shares of stock.

     Tabular presentation of stock option activity follows.

                                                                                 OPTION EXERCISE
                                                            NUMBER OF SHARES     PRICE PER SHARE
                                                            ----------------     ---------------
    Outstanding and exercisable at January 1, 1993........       374,773            1.26 - 15.25
    Granted to employees..................................       156,500           15.00 - 17.50
    Exercised.............................................       (38,254)            .97 - 13.25
    Forfeited or expired..................................       (13,250)          12.00 - 17.50
                                                                --------
    Outstanding and exercisable at December 31, 1993......       479,769            1.26 - 15.25
    Granted to employees..................................       187,500            5.12 - 13.00
    Forfeited or expired..................................      (174,500)           8.00 - 17.50
                                                                --------
    Outstanding and exercisable at December 31, 1994......       492,769             .97 - 17.50
    Granted to employees..................................       183,000            5.13 -  7.25
    Forfeited or expired..................................      (219,281)           5.13 - 17.50
    Exercised.............................................          (968)                   3.75
                                                                --------
    Outstanding and exercisable at December 31, 1995......       455,520             .97 - 15.25
                                                                ========

     Under the 1991 Director Option Plan, participants may be awarded options for shares of National's common stock subject to various restrictions which limit the sale or other transfer of the shares until the expiration of a specified time period. A maximum of 325,000 shares may be issued under the plan. The exercise price of options granted under the plan may not be less than 100% of the fair value on the date of the grant. In 1990 the Company granted 50,000 shares at $6.63, and 175,000 options were granted in 1995 with an option price range between $6.13 and $6.50.

     For both stock option plans, subject to the discretionary authority of the Board of Directors, the shares subject to option vest 25% at the end of the first twelve (12) calendar months following the date of grant, and the remainder vest ratably in each month over the next three (3) years. Shares are exercisable before vesting has occurred; however, the Company has the right to repurchase shares not vested in the event the employment of the optionee is terminated. Any compensation related to the issuance of options is recognized ratably over the vesting period. Options issued to date have not resulted in any material compensation expense to the Company. However, the Company did receive tax deductions related to the exercise of stock options which reduced taxes payable by $137,000, $0 and $1,000 during 1993, 1994, and 1995, respectively. This amount has been credited directly to common stock.

16.  NON-RECURRING EXPENSES

     The Company incurred expenses of a non-recurring nature in the amount of $6.3 million during 1995. On June 13, 1995, the California Department of Insurance notified the Company that its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. This amount is included on the balance sheet as Reserve for Prop 103 and on the income statement as non-recurring expense. The Company recorded additional non-recurring charges of $1.6 million

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES in connection with the retirements of Mark Speizer who was the Company's Chief Executive Officer and Howard Herman who was the Company's President. The Company also recorded $600,000 for the write-off of software used to provide its information services products.

17.  RELATED PARTY TRANSACTIONS

     The former Chief Executive Officer and the former President of the Company own a controlling interest in another entity (which ceased doing business in 1994) with which the Company had the following business activities: (1) assumption in 1993 of a lease of the financial institution's principal office located at 395 Oyster Point Boulevard, South San Francisco, California (which the Company used to expand its corporate headquarters), requiring lease payments of $21,000 per month; and (2) the purchase of certain furniture and equipment for approximately $23,000 in 1993.

18.  SEGMENT REPORTING

     The principal sources of the Company's business are the following.

Insurance Products.......  The Company provides force-placed insurance for financial institutions when their borrowers/lessees fail to maintain adequate insurance in force.
Information Services.....  The Company provides contract services, including insurance tracking, outsourcing, and flood zone
                           determinations for financial institutions.

     Revenues and income from operations for each of these segments are presented below. Segment revenues and operating income are based upon transactions directly traceable to the segment and after elimination of intersegment revenues and expenses. General corporate expenses benefiting more than one segment, which include compensation of general corporate officers, certain occupancy costs, shareholder reporting expenses, general insurance, legal, sales and marketing and other corporate expenses and fees, are not allocated to segments (in thousands):

                                                       CONSOLIDATED REVENUES
                                                 FOR THE YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                         1993                  1994                  1995
                                   -----------------     -----------------     -----------------
                                   AMOUNT        %       AMOUNT        %       AMOUNT        %
                                   -------     -----     -------     -----     -------     -----
    Insurance products...........  $26,668      67.2%    $24,553      70.5%    $20,564      57.2%
    Information services.........   13,026      32.8%     10,234      29.5%     15,379      42.8%
                                   -------     -----     -------     -----     -------     -----
                                   $39,694     100.0%    $34,787     100.0%    $35,943     100.0%
                                   =======     =====     =======     =====     =======     =====

                                                              CONSOLIDATED PRE-TAX INCOME
                                                                        (LOSS)
                                                             FOR THE YEARS ENDED DECEMBER
                                                                          31,
                                                            -------------------------------
                                                             1993        1994        1995
                                                            -------     -------     -------
    Insurance products....................................  $ 8,138     $ 8,590     $ 5,559
    Information services..................................    4,849        (448)         13
    General corporate expenses............................   (7,656)     (8,740)     (6,691)
    Non-recurring charges.................................       --      (1,020)     (6,304)
                                                             ------     -------     -------
                                                            $ 5,331     $(1,618)    $(7,423)
                                                             ======     =======     =======

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     Identifiable assets, capital expenditures, and depreciation and amortization by segment for the years ended as of December 31, 1994 and 1995 are as follows (in thousands):

                                        DECEMBER 31, 1994                             DECEMBER 31, 1995
                            -----------------------------------------     -----------------------------------------
                                                         DEPRECIATION                                  DEPRECIATION
                                          CAPITAL            AND                        CAPITAL            AND
                            ASSETS      EXPENDITURES     AMORTIZATION     ASSETS      EXPENDITURES     AMORTIZATION
                            -------     ------------     ------------     -------     ------------     ------------
Insurance products........  $34,337        $  926           $  850        $45,052        $  282           $  605
Information services......   15,726         1,694            1,249            597         1,069            1,588
Holding company...........    5,029            --               --          6,447            --               --
                            -------        ------           ------        -------        ------           ------
                            $55,092        $2,620           $2,099        $52,096        $1,351           $2,193
                            =======        ======           ======        =======        ======           ======

19.  RESULTS BY QUARTER (UNAUDITED)

                                                                       QUARTER ENDED
                                           ----------------------------------------------------------------------
                                           MARCH     JUNE     SEPT.     DEC.   MARCH     JUNE     SEPT.     DEC.
                                            31,       30,      30,      31,     31,       30,      30,      31,
                                            1994     1994      1994     1994    1995     1995      1995     1995
                                           ------   -------   ------   ------  ------   -------   ------   ------
                                                                       (IN THOUSANDS)
Net premiums earned....................... $5,851   $ 5,253   $4,680   $5,074  $4,468   $ 3,930   $3,821   $4,801
Income before provision for income
  taxes...................................    460    (1,455)    (647)      24    (337)   (6,376)     105     (815)
Net income (loss).........................    313      (994)    (436)      33    (229)   (4,336)      71     (370)
Net income per share...................... $ 0.06   $ (0.20)  $(0.09)  $(0.01) $ (.05)  $ (0.93)  $ 0.02   $(0.08)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

     Our report on the consolidated financial statements of National Insurance Group and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/  COOPERS & LYBRAND L.L.P.

San Francisco, California
February 9, 1996

                                                                      SCHEDULE I

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                       SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1995

                                                                                         AMOUNT AT
                                                                                        WHICH SHOWN
                                         NUMBER OF                                        IN THE
                                         SHARES OR                        MARKET          BALANCE
                                         PRINCIPAL         COST            VALUE           SHEET
                                        -----------     -----------     -----------     -----------
Fixed Maturities:
  Bonds and notes:
     U.S. Government securities.......  $ 4,886,351     $ 4,886,351     $ 4,942,445     $ 4,942,445
     Municipalities...................  $ 8,835,184       8,835,184       9,098,266       9,098,266
     States...........................  $ 3,544,442       3,544,442       3,636,779       3,636,779
     Certificates of deposit..........  $ 3,362,055       3,362,055       3,362,055       3,362,055
     Mortgage-backed securities.......  $    90,171          90,171          90,171          90,171
                                                        -----------     -----------     -----------
          Total Fixed Maturities......                   20,718,203      21,129,716      21,129,716
                                                        -----------     -----------     -----------
Equity Securities:
  Preferred stock
     -- Financial institution.........       40,000         996,750       1,001,250       1,001,250
     -- Public Utilities..............       24,000         711,095         750,875         750,875
     -- Industrial....................       20,000         501,950         518,750         518,750
  Common stock
     -- Financial institution.........       27,701         228,405              --              --
                                                        -----------     -----------     -----------
          Total Equity Securities.....                    2,438,200       2,270,875       2,270,875
                                                        -----------     -----------     -----------
Short-term Investments................  $13,801,477      13,801,477      13,801,477      13,801,477
                                                        -----------     -----------     -----------
          Total Investments...........                  $36,957,880     $37,202,068     $37,202,068
                                                        ===========     ===========     ===========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                                                       1994            1995
                                                                    -----------     -----------
ASSETS
Short-term investments and cash...................................  $ 3,525,108     $   142,732
Investments in subsidiaries.......................................   28,523,374      25,298,919
Other assets......................................................    6,486,571       8,889,193
                                                                    -----------     -----------
          Total assets............................................  $38,535,053     $34,330,844
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Federal and state income taxes payable............................  $ 1,237,254     $   267,774
Accrued Liabilities...............................................          -0-         527,352
Deferred federal income taxes.....................................        8,269         655,551
                                                                    -----------     -----------
          Total liabilities.......................................    1,245,523       1,450,677
                                                                    -----------     -----------
Shareholders' equity
  Common stock....................................................   23,065,559      23,070,551
  Retained earnings...............................................   14,223,971       9,809,616
                                                                    -----------     -----------
          Total shareholders' equity..............................   37,289,530      32,880,167
                                                                    -----------     -----------
          Total liabilities and shareholders' equity..............  $38,535,053     $34,330,844
                                                                    ===========     ===========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                          1993           1994            1995
                                                       ----------     -----------     -----------
Net investment income................................  $   31,899     $   225,119     $    67,979
Operating expenses...................................    (381,533)       (433,714)     (1,141,735)
Provision for income taxes...........................     145,712         (14,512)       (116,145)
Equity in net income of subsidiaries.................   3,880,740        (889,457)     (3,674,831)
                                                       ----------     -----------     -----------
          Net income.................................  $3,676,818     $(1,083,540)    $(4,864,732)
                                                       ==========     ===========     ===========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                          INCREASE (DECREASE) IN CASH

                                                        1993             1994            1995
                                                     -----------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................  $ 3,676,818     $ (1,083,540)    $(4,864,732)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Undistributed equity in net income of
     subsidiaries..................................   (3,880,740)         889,457       3,674,831
  Increase (decrease) in taxes payable.............      (83,903)       1,158,488        (322,198)
  Other............................................       74,488       (3,655,455)     (1,875,270)
                                                     -----------     ------------     -----------
Net cash used by operating activities..............  $  (213,337)    $ (2,691,050)    $(3,387,369)
                                                     ===========     ============     ===========
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments............................  $(9,739,752)    $(68,599,619)    $       -0-
Maturity of investments............................      665,566       74,877,514       3,221,393
                                                     -----------     ------------     -----------
Net cash provided (used) by investing activities...  $(9,074,186)    $  6,277,895     $ 3,221,393
                                                     ===========     ============     ===========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                          INCREASE (DECREASE) IN CASH

                                                          1993            1994           1995
                                                       -----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions..................  $10,285,328     $1,408,4838     $     -0-
Dividends paid.......................................   (1,329,682)     (1,202,894)          -0-
Proceeds from stock options exercised................      286,109             -0-         4,992
Repurchase of common stock...........................          -0-      (3,610,000)          -0-
                                                       -----------     -----------     ---------
Net cash provided (used) by financing activities.....    9,241,755      (3,404,411)        4,992
                                                       -----------     -----------     ---------
Net increase (decrease) in cash......................      (45,768)        182,434      (160,984)
Cash at beginning of year............................       24,586         (21,182)      161,252
                                                       -----------     -----------     ---------
Cash at end of year..................................  $   (21,182)    $   161,252     $    (268)
                                                       ===========     ===========     =========

                                                                    SCHEDULE III

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
                          PROPERTY CASUALTY OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                         1993            1994            1995
                                                      -----------     -----------     -----------
Deferred Policy Acquisition Costs...................  $ 3,951,306     $ 3,573,248     $ 2,623,562
Reserves for Unpaid Claims and Claim Adjustment
  Expenses..........................................    5,627,795       3,360,438       3,054,710
Less Reserve Discount...............................           --              --              --
Unearned Premiums...................................    8,589,795       7,767,930       6,674,877
Earned Premiums.....................................   23,264,977      20,857,424      17,020,440
Net Investment Income...............................    1,609,545       1,615,685       2,042,225
Claims and Claim Adjustment Expenses Incurred
  Related to:
  Current Year......................................    9,704,000       7,627,000       6,378,000
  Prior Years.......................................     (752,000)        246,000        (334,000)
Amortization of Deferred Policy Acquisition Costs...   11,309,409      11,046,985       9,597,252
Paid Claims and Claim Adjustment Expense............    7,055,000      10,141,000       6,349,000
Premiums Written....................................   22,548,706      20,035,560      14,955,906

                                                                     SCHEDULE VI

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                                            PERCENTAGE
                                                 CEDED TO       ASSUMED                     OF AMOUNT
                                    GROSS         OTHER       FROM OTHER                     ASSUMED
                                   AMOUNT       COMPANIES      COMPANIES     NET AMOUNT       TO NET
                                 -----------    ----------    -----------    -----------    ----------
Fire and Allied Lines Insurance
  Premiums:
Year ended December 31, 1995...  $15,834,991    $  922,579    $  (196,996)   $14,715,416       (1.3)%
                                 ===========    ==========    ===========    ===========       ====
Year ended December 31, 1994...  $21,442,240    $1,124,481    $(1,270,716)   $19,047,043       (6.7)%
                                 ===========    ==========    ===========    ===========       ====
Year ended December 31, 1993...  $14,821,305    $1,524,723    $   281,946    $21,578,528       38.4%
                                 ===========    ==========    ===========    ===========       ====
Auto Physical Damage Insurance
  Premiums:
Year ended December 31, 1995...  $   254,462    $   10,810    $       (11)   $   243,652        -0-%
                                 ===========    ==========    ===========    ===========       ====
Year ended December 31, 1994...  $ 1,022,689    $   45,235    $    11,063    $   988,517        1.1%
                                 ===========    ==========    ===========    ===========       ====
Year ended December 31, 1993...  $   280,910    $   20,809    $   710,076    $   970,177       73.2%
                                 ===========    ==========    ===========    ===========       ====
Flood Insurance Premiums:
Year ended December 31, 1995...  $ 1,234,443    $1,234,443
                                 ===========    ==========    ===========    ===========       ====
Year ended December 31, 1994...  $ 1,519,063    $1,519,063
                                 ===========    ==========    ===========    ===========       ====
Year ended December 31, 1993...  $ 1,419,970    $1,419,970
                                 ===========    ==========    ===========    ===========       ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California.

                                          NATIONAL INSURANCE GROUP

Date: April 1, 1996                       By:     /s/  JOHN R. GAULDING

                                            ------------------------------------
                                                      John R. Gaulding
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Gaulding, his true and lawful attorney-in-fact and agent, with the power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments (including post effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
- ---------------------------------------------  ---------------------------------  --------------
            /s/  JOHN R. GAULDING              Chairman of the Board, President   April 1, 1996
- ---------------------------------------------  and Chief Executive Officer
              John R. Gaulding                 (Principal Executive Officer)
            /s/  MELVYN D. CRONER              Director                           April 1, 1996
- ---------------------------------------------
              Melvyn D. Croner
            /s/  HOWARD L. HERMAN              Director                           April 1, 1996
- ---------------------------------------------
              Howard L. Herman
              /s/  KENNETH ROSS                Director                           April 1, 1996
- ---------------------------------------------
                Kenneth Ross
            /s/  MARK A. SPEIZER               Director                           April 1, 1996
- ---------------------------------------------
               Mark A. Speizer

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of National Insurance Group and Subsidiaries on Form S-8 (Files Nos. 33-19203, 33-36803, 33-52356 and 33-88668) of our report dated February 9, 1996, on our audits of the consolidated financial statements and financial statement schedules of National Insurance Group and Subsidiaries as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which report is included in this Annual Report of Form 10-K.

                                          /s/  COOPERS & LYBRAND L.L.P.

San Francisco, California
April 1, 1996

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
                                                                                     ------------
 3.1(3)      Articles of Incorporation of Company, as Amended......................
 3.2(1)      Bylaws of Company.....................................................
10.1         1986 Stock Option Plan (as amended through February 13, 1996).........
10.2(6)      1991 Director Option Plan and forms of agreements thereto.............
10.3         1991 Director Option Plan(as amended through May 23, 1995)............
10.4(1)      Financial Assistance/Subsidy Arrangement dated October 1, 1986 between the Federal Emergency Management Agency and Great Pacific Insurance
             Company...............................................................
10.5(9)      Memoranda of Reinsurance as to First and Second Property Per Risk
             Excess of Loss Reinsurance Agreements and the First, Second and Third
             Property Catastrophe Excess Reinsurance Agreements (1994).............
10.6(10)     Memoranda of Reinsurance as to First and Second Property Per Risk
             Excess of Loss Reinsurance Agreements and the First, Second and Third
             Property Catastrophe Excess Reinsurance Agreements (1995).............
10.7         Memoranda of Reinsurance as to Property Risk Excess Of Loss Agreement
             and the First, Second and Third Catastrophe First Excess Of Loss
             Agreements (1996).....................................................
10.8(8)      Quota Share Reinsurance Agreement, dated May 27, 1993 and effective
             July 1, 1991, between Great Pacific Insurance Co. and Gulf Insurance
             Company, et al. and Addendum No. 1 to Quota Share Reinsurance
             Agreement, dated May 27, 1993 and effective July 1, 1991, between
             Great Pacific Insurance Co. and Gulf Insurance Company, et al.........
10.9(3)      Agreement for Employment dated January 1, 1990 between the Company and
             Douglas H. Helm.......................................................
10.10(8)     Amendment to Agreement for Employment dated March 23, 1992 between the
             Company and Douglas H. Helm...........................................
10.11        Agreement of Employment Termination and Release dated July 2, 1995 between National Insurance Group, Fastrac Systems, Inc., Fastrac
             Systems, Inc. Insurance Agent & Broker, Great Pacific Insurance
             Company, Pinnacle Data Corporation and Douglas Harold Helm............
10.12(10)    Employment Agreement dated January 1, 1995 between the Company and
             David B. Brody........................................................
10.13        Consulting Agreement dated January 2, 1996 by and among National
             Insurance Group, Pinnacle Data Corporation, Fastrac Systems, Inc.
             Insurance Agent & Broker, Great Pacific Insurance Company and David B.
             Brody.................................................................
10.14        Severance Agreement and Full Release of All Claims dated May 23, 1995 by and among Howard L. Herman, National Insurance Group and future subsidiaries..........................................................
10.15        Severance Agreement and Release of Claims dated October 19, 1995 by and among Mark A. Speizer, National Insurance Group and future subsidiaries..........................................................
10.16        Consulting Agreement dated February 1, 1996 between National Insurance
             Group and John R. Gaulding............................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
                                                                                     ------------
10.17        John R. Gaulding At-Will Employment Agreement dated February 25, 1996 by and among John R. Gaulding, National Insurance Group and future subsidiaries..........................................................
10.18(10)    Lease Agreement dated March 20, 1995 between Thomas H. Lagos, James H.
             Lagos and Fastrac Systems, Inc., Insurance Agent and Broker for the
             premises located at One South Limestone Street, Springfield, Ohio.....
10.19(7)     Lease Agreement dated June 3, 1992 between the Company and Tomoe
             Investment & Development, Inc. for the premises located at 395 Oyster
             Point Boulevard, Suite 500, South San Francisco, California...........
10.20(8)     Form of First Amendment of Oyster Point Marina Business Park Office
             Lease (Suite 500) dated September 29, 1993 between Tomoe Investment &
             Development, Inc. and National Insurance Group........................
10.21(8)     Assignment and Assumption of Lease dated August 1, 1993 between San
             Mateo Financial Corporation and National Insurance Group for the
             premises located at 395 Oyster Point Boulevard, Suite 550, South San
             Francisco, California.................................................
10.22(8)     Form of First Amendment of Oyster Point Marina Business Park Office
             Lease (Suite 550) dated September 29, 1993 between Tomoe Investment &
             Development, Inc. and National Insurance Group........................
10.23(8)     Amendment to Lease dated August 1, 1993 between Pinnacle Data
             Corporation and Sierra Pacific Properties, Inc........................
10.24(10)    Sublease Agreement dated March 24, 1995 between the Company and PHH
             Homequity Corporation for the premises located at 1855 Gateway
             Boulevard, Concord, California........................................
10.25(5)     Underwriting Administrative Agreement dated July 1, 1991 by and between Fastrac Systems, Inc. Agent & Broker (formerly Mark A. Speizer
             & Co., Inc.) and Gulf Insurance Company and affiliated insurance companies.............................................................
10.26(8)     Form of Indemnification Agreement between Registrant and its officers and directors.........................................................
11.1         Computation of Weighted Average Shares Outstanding and Earnings per
             Share.................................................................
21.1(5)      Subsidiaries of Company...............................................
23.1         Consent of Independent Accountants (included on page 55)..............
24.1         Power of Attorney (included on page 54)...............................
27.1         Financial Data Schedule...............................................

- ---------------
 (1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-14940) which became effective July 21, 1987.

 (2) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1989.

 (3) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1990.

 (4) Incorporated by reference to exhibits filed with the Company's Form 8-K filed on July 15, 1991.

 (5) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1991.

 (6) Incorporated by reference to exhibits filed with the Company's Form S-8 filed on September 25, 1992.

 (7) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1992.

 (8) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-2 (No. 33-71290) which became effective December 16, 1993.

 (9) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1993.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.