Form 10-K405/A
period 1995-12-31
NATIONAL INSURANCE GROUP /CA/
filed 1996-04-29
CIK 815555

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NUMBER: 0-16332

                            NATIONAL INSURANCE GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                   94-3031790
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

     395 OYSTER POINT BLVD., SUITE 500, SO. SAN FRANCISCO, CALIFORNIA 94080
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 872-6772


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes X    No
                                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1996 on the Nasdaq National Market was approximately $11,472,299. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           The number of shares outstanding of the Registrant's Common
                    Stock as of March 1, 1996 was 4,679,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE INTO THE PART OF THIS FORM 10-K AS INDICATED: NONE.

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth below:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Name                     Age (1)                      Principal Occupation
- ----                     -------        ---------------------------------------------------
Melvyn D. Croner           59           Founder and Chairman of the Board of The Croner
                                        Company, a management consulting firm.


John R. Gaulding           50           President and Chief Executive Officer and Chairman
                                        of the Board of National, the Agency, Fastrac, the
                                        Insurance Subsidiary, and Pinnacle Data Corporation
                                        ("PDC").


Howard L. Herman           55           Director of National, the Agency, Fastrac, the
                                        Insurance Subsidiary and PDC.


Kenneth Ross               53           President and Chief Executive Officer, Augmentum
                                        Software, Inc.




Mark A. Speizer            52           Director of National, the Agency, Fastrac, the
                                        Insurance Subsidiary and PDC.

- -------------

(1)  As of March 29, 1996.

         Except as set forth below, each of the directors has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company.

         Mr. Croner is Chairman of the Board and the principal consultant of The Croner Company, a specialized management consulting firm he founded in 1978. Mr. Croner has served as a director of National and its subsidiaries since May 1995.

         Mr. Gaulding has served as Chief Executive Officer, President and Chairman of the Board of National, the Agency, Fastrac, the Insurance Subsidiary and PDC since April 1996 and served as a consultant for each such corporation between February and April 1996. From 1989 to January 1996, Mr. Gaulding served as President and Chief Executive Officer of ADP Claims Solutions Group, a subsidiary of ADP, Inc.

         Mr. Herman, a co-founder of the Company, has served on the Board of Directors of National since its inception. Between November 1986 and June 1995, Mr. Herman served as President of National and served as its Chief Financial Officer and General Counsel from 1986 to 1991. Between 1975 and

June 1995, Mr. Herman also served in various executive level capacities and as a director for National's subsidiaries. Mr. Herman is a member of both the California and New York bars.

         Mr. Ross is the President and Chief Executive Officer of Augmentum Software, Inc., a supplier of electronic commerce software. Between November 1994 and May 1995, Mr. Ross was a Senior Advisor of Hyperion Software. From April 1991 to November 1994, he was President and Chief Executive Officer of IMRS/Pillar Corporation, a California corporation which develops financial planning and business software. From December 1988 to March 1991, Mr. Ross was an independent consultant to companies in the software industry. From August 1972 to November 1988, Mr. Ross founded and served as President and Chief Executive Officer of Ross Systems, Inc., a computer consulting company. Mr. Ross has served as a director of National and its subsidiaries since May 1991.

         Mr. Speizer, a co-founder of the Company, has served on the Board of Directors of National since its inception. Between November 1986 and October 1995, Mr. Speizer served as Chairman of the Board and Chief Executive Officer of National, and between June 1995 and October 1995 served as President of National. Between 1972 and October 1995, Mr. Speizer also served in various executive level capacities and as a director for National's subsidiaries.

         Each non-employee director of the Company is paid at the rate of $1,000 per month, payable quarterly. Employee directors are not compensated for their services on the Board of Directors or on committees of the Board. Non-employee directors also participate in the 1991 Director Option Plan (the "Director Plan"). The Director Plan provides for the automatic grant of a nonstatutory stock option to purchase 50,000 shares of Common Stock of the Company on the date such person first becomes a director (which number was increased from 25,000 shares at the May 1995 Annual Meeting of Shareholders). All options granted under the Director Plan vest at the rate of one-fourth of the shares subject to the option on the first anniversary of the date of grant, with one-forty-eighth of such shares vesting at the end of each month thereafter. During the fiscal year ended December 31, 1995, director Ross was automatically granted an option to purchase 25,000 shares at a per share exercise price of $6.50 (the Director Plan provides that any non-employee director who was a member of the Board on May 24, 1995 and who had been a member of the Board for at least one month prior to such date would receive an automatic grant of a 25,000 share option ), and directors Croner, Herman and Speizer were each automatically granted an option to purchase 50,000 shares at per share exercise prices of $6.50, $6.125 and $6.25, respectively.

EXECUTIVE OFFICERS

         Information regarding executive officers is included in Part I hereof under the caption "Executive Officers of the Company" and is hereby incorporated by reference into this Item 10.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires National's officers and directors and persons who own more than ten percent (10%) of a registered class of National's equity securities, to file certain reports regarding ownership of, and transactions in, National's securities with the SEC. Such officers, directors and ten percent (10%) shareholders are also required by SEC rules to furnish National with copies of all Section 16(a) forms that they file.

         Based solely on its review of such forms received by it, or written representations from certain reporting persons, National believes that during fiscal 1995 all Section 16(a) filing requirements applicable to its officers, directors and ten percent (10%) shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth compensation received in the last three fiscal years by (i) each individual who served as National's Chief Executive Officer during the last fiscal year, (ii) each of the two other most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year who served as executive officers at the end of the fiscal year ended December 31, 1995, and (iii) David B. Brody and Douglas H. Helm, who would have qualified as executive officers pursuant to item (ii) but for the fact that they were not serving as executive officers as of the end of the fiscal year ended December 31, 1995 (collectively, the "Named Officers").

                                                                                            Long Term
                                                                                           Compensation
                                                                                           ----------------------------
                                                                   Annual Compensation        Awards
                                                                  -----------------------------------------------------
                                                                                                            All Other
                                                                    Salary        Bonus       Options      Compensation
Name and Principal Position                            Year          ($)           ($)          (#)            ($)
- ---------------------------                            ----       ----------      -----      ----------    ------------
Mark A. Speizer(1)                                     1995       280,212          0          50,000        887,000(2)
   Former Chairman of the Board, CEO                   1994       297,711          0          50,000(3)           0
    and President                                      1993       310,000          0          50,000(4)           0
- -----------------------------------------------------------------------------------------------------------------------
Melvyn D. Croner(5)                                    1995        75,000          0          50,000          6,000(6)
   Former Acting President, CEO and                    1994         ---           ---          ---             ---
   Chairman of the Board                               1993         ---           ---          ---             ---
- -----------------------------------------------------------------------------------------------------------------------
David B. Brody(7)                                      1995       201,493          0         100,000              0
   Executive Vice President, Information               1994       250,000          0          24,000(8)           0
   Services                                            1993       250,000          0           5,000(4)           0
- -----------------------------------------------------------------------------------------------------------------------
Paulette J. Taylor                                     1995       144,231          0           5,000              0
   Executive Vice President, General                   1994       121,635          0          16,000(9)           0
   Counsel and Secretary                               1993       120,672          0           5,000(4)           0
- -----------------------------------------------------------------------------------------------------------------------
 Douglas H. Helm(10)                                   1995       677,556(11)      0               0              0
    Former Executive Vice President, Sales             1994       699,740(12)      0          40,000(13)          0
    and Marketing                                      1993       883,563(14)      0           5,000(4)           0
- -----------------------------------------------------------------------------------------------------------------------
 Howard L. Herman(15)                                  1995       387,535(16)      0          50,000        789,754(17)
    Former President and Acting Chief                  1994       258,767          0          32,500(3)           0
    Financial Officer                                  1993       270,754          0          32,500(4)           0

 ------------

(1)  Mr. Speizer terminated his employment with National in October 1995.

(2) Represents severance payment of $885,000 and $2,000 payable to non-employee director of National.

(3) Pursuant to National's February 1994 option repricing program (the "February Repricing"), this option was granted upon the simultaneous cancellation of an option to purchase a like number of shares granted in fiscal 1993.

(4) Pursuant to the February Repricing, this option was cancelled upon the simultaneous grant of an option to purchase a like number of shares in fiscal 1994.

(5) Mr. Croner served as Acting President, CEO and Chairman of the Board until John R. Gaulding assumed such positions in April 1996. Mr. Croner continues to serve on the Board of Directors of National.

(6)  Represents compensation payable to non-employee director of National.

(7)  Mr. Brody terminated his employment with National in January 1996.

(8) Pursuant to National's November 1994 option repricing program (the "November Repricing"), options to purchase an aggregate of 19,000 shares were granted upon the simultaneous cancellation of options to purchase an aggregate of 19,000 shares granted in prior fiscal years. In addition, an option to purchase 5,000 shares was granted pursuant to the November Repricing upon the simultaneous cancellation of an option to purchase 5,000 shares granted pursuant to the February Repricing.


(9) Pursuant to the November Repricing, options to purchase an aggregate of 11,000 shares were granted upon the simultaneous cancellation of options to purchase an aggregate of 11,000 shares granted in prior fiscal years. In addition, an option to purchase 5,000 shares was granted pursuant to the November Repricing upon the simultaneous cancellation of an option to purchase 5,000 shares granted pursuant to the February Repricing.

(10) Mr. Helm terminated his employment with National in June 1995.

(11) Includes $616,172 of employee's commission received as a percentage of net sales revenue.

(12) Includes $579,740 of employee's commission received as a percentage of net sales revenue.

(13) Pursuant to the November Repricing, options to purchase an aggregate of 35,000 shares were granted upon the simultaneous cancellation of options to purchase an aggregate of 35,000 shares granted in prior fiscal years. In addition, an option to purchase 5,000 shares was granted pursuant to the November Repricing upon the simultaneous cancellation of an option to purchase 5,000 shares granted pursuant to the February Repricing.

(14) Includes $763,563 of employee's commission received as a percentage of net sales revenue.

(15) Mr. Herman terminated his employment with National in June 1995.

(16) Includes severance payment of $245,754 attributable to salary.

(17) Represents severance payment of $782,754 and $7,000 payable to non-employee director of National.

OPTION GRANTS IN LAST FISCAL YEAR

         The following tables set forth, as to the Named Officers, certain information relating to stock options granted during fiscal 1995.

                                                       Individual Grants
                                ----------------------------------------------------------------      Potential Realizable
                                Number of            Percent                                            Value at Assumed
                                Securities          of Total                                          Annual Rates of Stock
                                Underlying           Options                                            Price Appreciation
                                 Options            Granted to       Exercise or                        for Option Term (3)
                                 Granted           Employees in      Base Price       Expiration      ---------------------
      Name                         (#)           Fiscal Year (1)      ($/Sh)           Date (2)        5% ($)       10% ($)
- ------------------                ----           ---------------     -----------      ----------      -------       -------
Mark A. Speizer                   50,000                (4)             6.25           10/20/05       196,530       498,045

Melvyn D. Croner                  50,000                (4)             6.50           05/23/05       204,391       517,966

David B. Brody                   100,000               54.6%           5.125           01/01/05       322,309       816,793

Paulette J. Taylor                 5,000                2.7%            6.50           05/23/05        20,439        51,797

Douglas H. Helm                        0                --              ---             ---             ---           ---

Howard L. Herman                  50,000                (4)            6.125           06/01/95       192,599       488,084

- ------------

(1) The total number of shares subject to options granted to employees in fiscal 1995 was 183,000.

(2) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or an acquisition of National.

(3) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at

     10% per year). If the price of National's Common Stock were to increase at such rates from the price at 1995 fiscal year end ($5.875 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $9.57 and $15.24, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent National's estimate or projection of future stock price growth. National does not necessarily agree that this method can properly determine the value of an option.

(4) The 50,000 share options granted to Messrs. Speizer, Croner and Herman were granted pursuant to the 1991 Director Option Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         There were no option exercises in fiscal 1995 by the Named Officers. The following table provides information with respect to the value of unexercised options held by the Named Officers at the close of business on December 29, 1995.

                               Number of Securities                 Value of Unexercised
                              Underlying Unexercised                In-the-Money Options
                          Options at Fiscal Year End (#)          at Fiscal Year End ($)(2)
                         -------------------------------         ---------------------------
       Name              Exercisable(1)    Unexercisable         Exercisable   Unexercisable
- ------------------       --------------    -------------         -----------   -------------
Mark A. Speizer             40,000(3)         50,000                  --            --
Melvyn D. Croner                 0            50,000                  --            --
David B. Brody              84,741(4)              0                15,936          --
Paulette J. Taylor          22,250(5)              0                 8,250          --
Douglas H. Helm             27,633(3)              0                 7,109          --
Howard L. Herman            23,000(3)         50,000                  --            --

- ----------

(1) Options granted under National's 1986 Stock Option Plan are fully exercisable from their date of grant, whether or not vested. Unvested shares purchased upon exercise of an option are subject to a repurchase option in favor of National, which repurchase option lapses over time.

(2) Market value of underlying securities based on the closing price of $5.875 of National's Common Stock on the Nasdaq National Market on December 29, 1995, minus the exercise price.

(3)  All of such shares are vested as of December 29, 1995.

(4) Includes 45,886 vested shares and 38,855 unvested shares as of December 29, 1995.

(5) Includes 9,000 vested shares and 13,250 unvested shares as of December 29, 1995.

COMPENSATION OF DIRECTORS

         See Part III, Item 10, "Directors and Executive Officers of the Registrant--Compensation of Directors."

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         See Part III, Item 13, "Certain Relationships and Related Transactions," for a discussion of employment contracts and severance agreements with certain of the Named Officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Company's Board of Directors is composed of two non-employee directors, Melvyn D. Croner and Kenneth Ross. No interlocking relationship exists between the Company's Board of Directors or the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock of National as of March 29, 1996, by (i) each person or entity who is known by National to beneficially own more than 5% of National's Common Stock, (ii) the Named Officers, (iii) each of National's current directors, and (iv) all current directors and executive officers as a group. A total of 4,679,697 shares of National's Common Stock were issued and outstanding as of March 29, 1996.

                                                                Number             Percent
         Name and Address                                     of Shares(1)         of Total
         ----------------
Mark A. Speizer (2).......................................      1,100,914           23.3%
    400 Oyster Point Boulevard, Suite 115
    South San Francisco, CA 94080
Howard L. Herman (3)......................................        737,415           15.7%
    3282 Jackson Street
    San Francisco, CA 94118
Ryback Management Corporation (4)
and its affiliated entities...............................        613,800           13.1%
    7711 Carondelet Avenue, Suite 700
    Box 16900
    St. Louis, MO 63105
Brinson Partners, Inc. (5)
and its affiliated entities...............................        520,599           11.1%
    209 South LaSalle Street
    Chicago, IL 60604-1295
Kalmar Investments Inc. (6)...............................        260,300            5.6%
    1300 Market Street, Suite 500
    Wilmington, DE 19801
David B. Brody (7) .......................................        119,611            2.5%
Kenneth Ross (8)..........................................         35,000               *
Douglas H. Helm (9) ......................................         28,633               *
Paulette J. Taylor (10)...................................         22,250               *
Melvyn D. Croner..........................................           __               __
John R. Gaulding..........................................           __               __
All directors and executive officers
as a group (9 persons) (11)...............................      2,050,323           41.8%

- ---------

*    Less than 1%

(1) The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 29, 1996 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) Includes: (i) 40,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996, (ii) 2,400 shares held by Mr. Speizer's wife, Linda Speizer, (iii) 2,400 shares held by each of Mr. Speizer's two daughters, and (iv) an aggregate of 636,614 shares which have been pledged to The Pacific Bank and The Commercial Bank as collateral for loans to Mr. Speizer, the operation of which pledge could result in a change of control of National. Mr. Speizer, whose employment with National terminated in October 1995, is the former President, Chief Executive Officer and Chairman of the Board.

(3) Includes: (i) 49,800 shares held by a trust of which Mr. Herman is co-trustee, (ii) 23,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996, (iii) an aggregate of 651,563 shares which have been pledged to The Pacific Bank and The Commercial Bank as collateral for loans to Mr. Herman, the operation of which pledge could result in a change of control of National, and (iv) 10,000 shares which have been pledged to Dean Witter Reynolds Inc. as collateral for a loan to Mr. Herman. Mr. Herman, formerly President and Acting Chief Financial Officer, terminated his employment with National in June 1995.

(4) Based on Amendment No. 1 to Schedule 13G dated January 25, 1996, filed by Ryback Management Corporation with the SEC. Includes 466,800 shares owned by Lindner Growth Fund and 147,000 shares owned by Ryback Management Corporation.

(5) Based on Amendment No. 6 to Schedule 13G dated February 9, 1996, filed by Brinson Partners, Inc. ("BPI") with the SEC on behalf of itself, Brinson Trust Company ("BTC"), Brinson Holdings, Inc. ("BH"), SBC Holding (USA), Inc. ("SBCUSA") and Swiss Bank Corporation ("SBC"). BTC is a wholly-owned subsidiary of BPI. BPI is a wholly-owned subsidiary of BH. BH is a wholly-owned subsidiary of SBCUSA. SBCUSA is a wholly-owned subsidiary of SBC. BPI, BH, SBCUSA and SBC share voting and dispositive power with respect to 520,599 shares, of which shares BTC shares voting and dispositive power with respect to 147,064 shares.

(6) Based on Schedule 13G dated January 25, 1996, filed by Kalmar Investments Inc. with the SEC.

(7) Includes 84,741 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996. Mr. Brody, formerly Executive Vice President, Information Services, terminated his employment with National in January 1996.

(8) Includes 25,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996.

(9) Includes 27,633 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996. Mr. Helm, formerly Executive Vice President, Sales and Marketing, terminated his employment with National in June 1995.

(10) All such shares of Common Stock are issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996.

(11) Includes an aggregate of 222,624 shares issuable upon exercise of outstanding options exercisable within 60 days of March 29, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1995, David B. Brody entered into an employment agreement with National and its current and future subsidiaries for an annual salary of $227,000 and certain fringe benefits. Mr. Brody's employment agreement expired in January 1996, at which time Mr. Brody resigned from his position with National.

         In January 1990, Douglas H. Helm entered into an employment agreement with National, the Insurance Subsidiary, FASTRAC and PDC which provides for an annual aggregate salary of $120,000, certain fringe benefits and commission agreement income based on schedules set forth in the employment agreement. In the event Mr. Helm's employment is terminated (i) voluntarily by Mr. Helm, (ii) by Mr. Helm for cause, or (ii) due to the death or permanent disability of Mr. Helm, or if the employment agreement is not renewed or substituted, Mr. Helm or his beneficiaries, as the case may be, shall be entitled to receive commissions, based on the commission schedules set forth in the employment agreement, for a certain period following such termination of employment (the "Post Termination Commission Provision"). Mr. Helm's employment agreement terminated in December 1994; however, he continued to be employed by National through July 1, 1995. The Post Termination Commission Provision remains in effect.

         Pursuant to a Severance Agreement and Full Release of All Claims entered into on May 23, 1995 between National and its current and future subsidiaries (collectively, the "Companies") and Howard L. Herman, the former President of National, Mr. Herman's employment with the Companies was terminated on May 31, 1995. In connection with Mr. Herman's termination, he was paid approximately $783,000 in settlement of certain claims and to cover certain miscellaneous expenses. In addition, National agreed to extend the exercise period of Mr. Herman's unexercised stock options under National's 1986 Stock Option Plan through the dates on which such options would have expired had he continued to be employed by the Companies. In addition, Mr. Herman agreed to perform consulting services for the Companies relating to matters on which he worked during his employment by the Companies and, for a period of one year following termination, not to compete with the Companies in selected areas of the United States.

         Pursuant to a Severance Agreement and Release of Claims entered into on October 19, 1995 between the Companies and Mark A. Speizer, the former President, Chief Executive Officer and Chairman of the Board of the Companies, Mr. Speizer's employment with the Companies was terminated on even date therewith. In connection with Mr. Speizer's termination, he was paid $885,000 in settlement of certain claims and to cover certain miscellaneous expenses. In addition, National agreed to extend the exercise period of Mr. Speizer's unexercised stock options under National's 1986 Stock Option Plan through the dates on which such options would have expired had he continued to be employed by the Companies. In addition, Mr. Speizer agreed, for a period of one year following termination, (i) not to compete with the Companies in selected areas of the United States and (ii) to perform consulting services for the Companies up to a maximum of seven hours per week.

         In February 1996, John R. Gaulding entered into a Consulting Agreement with the Companies, pursuant to which he agreed to provide consulting services to the Companies for the months of February and March 1996 at a rate of $25,000 per month. In February 1996, the Companies entered into an At-Will Employment Agreement (the "Agreement") with Mr. Gaulding, pursuant to which Mr. Gaulding agreed to serve, commencing April 1, 1996, as Chief Executive Officer and President of National and each of its subsidiaries, and the Companies agreed to pay Mr. Gaulding a signing bonus of $100,000, payable in installments of $50,000 on April 1, 1996 and $25,000 on each of October 1, 1996 and January 1, 1997 (the "Signing Bonus"), and an annual salary of $300,000. Pursuant to an incentive performance program recommended by the Compensation Committee of the Board of Directors and approved by the Board of Directors, which program will set specific goals and performance criteria and targets for fiscal years 1996 and 1997 ("Incentive Plan Criteria and Targets"), Mr. Gaulding is eligible to receive an annual incentive award of (i) up to $150,000 for achieving the at target goal of the Incentive Plan Criteria and Targets, (ii) up to $90,000 for achieving an acceptable but not at target goal, and (iii) $300,000 for achieving an exceptional above target goal, provided that the incentive compensation for 1996 shall be pro rated based upon the months Mr. Gaulding is a full time employee and officer of the Companies. New goals and incentives for calendar years subsequent to 1997 will be defined by the Board of Directors; however, the at target incentive award shall not be less than $100,000, pro-rated for the year. Pursuant to the Agreement, Mr. Gaulding was granted an option to purchase 250,000 shares of Common Stock of National, all of which shares vest on March 31, 1998, subject to acceleration of vesting in the event of Mr. Gaulding's termination of employment in connection with a "change in control of the Companies" or in the event of an "adverse change in the board of directors," as such terms will be defined by June 30, 1996. The Companies also agreed to provide Mr. Gaulding with a monthly automobile allowance of $1,000 and provided for participation by Mr. Gaulding and his immediate family in such group insurance plans and other employee benefits as the Companies shall maintain. In addition, the Companies agreed to reimburse the premium cost of $1.3 million life insurance policy for the period April 1, 1996 through March 31, 1998, up to a maximum premium amount of $10,000 per year. In addition, the Agreement provides that in the event of termination of employment by the Companies without cause, Mr. Gaulding shall receive any installment of the Signing Bonus not yet paid and a severance payment ranging from (i) $150,000, in the event his employment is terminated more than 18 months but less than twenty-four months following the date of the Agreement, to (ii) $300,000, in the event his employment is terminated within nine months following the date of the Agreement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of April, 1996.

                                       NATIONAL INSURANCE GROUP



                                       By:       /s/ John R. Gaulding
                                          -------------------------------------
                                                     John R. Gaulding
                                          President and Chief Executive Officer