Form 10-Q
period 1996-03-31
NATIONAL INSURANCE GROUP /CA/
filed 1996-05-20
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  March 31, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,679,697 shares as of March 31, 1996.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                  PAGE
Item 1 - Financial Statements:

         Consolidated Balance Sheets-March 31, 1996 and
         December 31, 1995                                                                        1

         Consolidated Statements of Earnings for the three-
           month period ended March 31, 1996
           and 1995                                                                               2

         Consolidated Statements of Shareholders' Equity
         for three months ended March 31, 1996 and 1995                                           3

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 and 1995.                                              4

         Notes to Consolidated Financial Statements                                               5

Item 2 - Management's Discussion and Analysis of Financial Condition and Operating
         Results                                                                                6-9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                     None

Item 2 - Changes in Securities                                                                 None

Item 3 - Defaults Upon Senior Securities                                                       None

Item 4 - Submission of Matters to a Vote of Security Holders                                   None

Item 5 - Other Information                                                                       10

Item 6 - Exhibits and Reports on Form 8-K:

         Reports on Form 8-K                                                                   None

         Exhibit 11 - Computation of Weighted
         Average Shares Outstanding and Earnings
         Per Share                                                                               11

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  For the periods ended March 31, 1996 and 1995
                 (in thousands of dollars, except share amounts)

                                                         March 31,               December 31,
                                                          1996                       1995
                                                         ---------               ------------
                                                        (unaudited)
ASSETS:

Fixed maturities                                           $20,437                    $21,130
Equity securities                                            2,225                      2,271
Short-term investments                                      12,321                     13,801
                                                           -------                    -------

Total investments                                           34,983                     37,202
                                                           -------                    -------

Cash                                                           827                        133
Net Premiums and
  accounts receivable                                        5,350                      5,219
Property and equipment, net                                  3,685                      4,068
Deferred acquisition costs                                   2,156                      2,624
Deferred federal income taxes                                1,696                      1,994
Other assets                                                 1,407                        856
                                                           -------                    -------
Total assets                                               $50,104                    $52,096
                                                           =======                    =======

LIABILITIES:

Reserve for losses and LAE                                 $ 2,968                  $   3,055
Unearned premiums                                            4,687                      5,703
Accrued expenses and other
  liabilities                                                4,726                      4,286
Drafts payable                                                 494                        421
Reserve for return premiums                                  1,183                      1,216
Reserve for Proposition 103                                  3,048                      4,534
                                                           -------                    -------

Total liabilities                                          $17,106                  $  19,215
                                                           =======                  =========

SHAREHOLDERS' EQUITY:

Common Stock, no par value;
authorized, 15,000,000 shares;
issued and outstanding 4,679,697
in 1996 and in 1995                                         23,071                     23,071
Retained earnings                                            9,927                      9,810
                                                           -------                    -------

Total shareholders' equity                                 $32,998                  $  32,881
                                                           -------                    -------
Total liabilities and
shareholders' equity                                       $50,104                  $  52,096
                                                           =======                  =========

The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  For the periods ended March 31, 1996 and 1995
                 (in thousands of dollars, except share amounts)

                                                           First Quarter
                                                           -------------
                                                       1996             1995
                                                       ----             ----
                                                    (unaudited)
Net premiums written                               $     2,770      $     3,651
Change in unearned premiums                              1,016              817
                                                   -----------      -----------

Net premiums earned                                      3,786            4,468
Flood inquiry fees                                       4,431            1,719
Tracking fees                                            1,217              997
Net commission income                                      477              198
Net investment income                                      512              510
                                                   -----------      -----------

   TOTAL REVENUES                                       10,423            7,892
                                                   -----------      -----------


Loss and LAE incurred                                    1,107            1,873
Commissions paid to
  non-affiliates                                           692              680
Personnel expenses                                       5,142            3,330
All other expenses                                       3,248            2,346
                                                   -----------      -----------

   TOTAL EXPENSES                                       10,189            8,229
                                                   -----------      -----------

Income(loss) before provision
  for income taxes                                         234             (337)

Provision (benefit) for income taxes                        85             (108)
                                                   -----------      -----------

   NET INCOME (LOSS)                               $       149      $      (229)
                                                   ===========      ===========

Weighted average common and
  common equivalent shares
  outstanding                                        4,702,934        4,678,729
                                                   ===========      ===========


Per share results:

Net income (loss) per share                        $       .03      $      (.05)
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
               For the three months ended March 31, 1996 and 1995
                 (in thousands of dollars, except share amounts)

                                                                        Total
                                                                       Share-
                                   Common Stock          Retained     Holders'
                                   ------------
                                Shares      Amount       Earnings      Equity
- -------------------------------------------------------------------------------
Balance at

Dec. 31, 1994                 4,678,729    $  23,066    $  14,224     $  37,290

Net Loss                           --           --           (229)         (229)

Unrealized gain, net
of deferred tax                    --           --             42            42
                              ---------    ---------    ---------     ---------

Balance at
March 31, 1995                4,678,729    $  23,066    $  14,037     $  37,103
                              =========    =========    =========     =========




Balance at
Dec. 31, 1995                 4,679,697    $  23,071    $   9,810     $  32,881

Options Exercised:                 --           --           --            --

Net income                         --           --            148           148

Unrealized loss,
net of deferred tax                --           --            (31)          (31)
                              ---------    ---------    ---------     ---------

Balance at
March 31, 1996                4,679,697    $  23,071    $   9,927     $  32,998
                              =========    =========    =========     =========


The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ending March 31, 1996 and 1995
                 (in thousands of dollars, except share amounts)

                                                       March 31,       March 31,
                                                           1996             1995
                                                     (unaudited)
- -------------------------------------------------------------------------------
Increase (Decrease) in cash

Net cash used in
operating activities                                   $(1,289)         $  (182)


Net cash provided by
investing activities                                     1,983              644


Net cash provided by
financing activities                                      --               --
                                                       -------          -------


Increase in cash                                           694              462


Cash, beginning of period                                  133              155
                                                       -------          -------


Cash, end of period                                    $   827          $   617
                                                       =======          =======


There was $82,000 of State income taxes paid during the three-months ended March 31, 1996.




The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Information

        In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the three month periods ended March 31, 1996 and March 31 1995, are not necessarily indicative of the results to be expected for the entire year.

           These quarterly interim financial statements are unaudited.

NATIONAL INSURANCE GROUP

Management's Discussion and Analysis of
Financial Condition and Operating Results


Item 2
Results of Operations
FIRST QUARTER OF 1996 COMPARED WITH FIRST QUARTER OF 1995:

REVENUE

Total revenue for the first quarter increased from $7.9 million in 1995 to $10.4 million in 1996, an increase of $2.5 million or 31.6%.

Net premiums written for the first quarter decreased from $3.7 million in 1995 to $2.8 million in 1996, a decrease of $900,000 thousand or 24.3%. An increase in reserves for premium cancellations accounted for $810,000 of the revenue decrease.

Net premiums earned for the first quarter decreased from $4.5 million in 1995 to $3.8 million in 1996, a decrease of $700,000 or 15.5% due primarily to the same factor which caused the decline in net premiums written during the period.

Flood inquiry fees for the first quarter increased from $1.7 million in 1995 to $4.4 million in 1996, an increase of $2.7 million or 158.8%. $1.1 million of the increase is due to the addition of five major new customers since the 1st quarter of 1995. Interest rates have remained favorable and loan origination volumes in general have increased. Interest rates on 30 year fixed mortgages during the first quarter of 1995 averaged 8.79% compared to an average of 7.39% during the first quarter of 1996. In addition, the Company has converted many of its existing customers to the higher priced life-of-loan product as the industry complies with federal regulations.

Tracking fees for the first quarter increased from $1.0 million in 1995 to $1.2 million in 1996, an increase of $200,000 or 20.0%. The increase was due primarily to the addition of new customers.

Net investment income for the first quarter remained relatively unchanged at $510,000 in 1995 and $512,000 in 1996.


EXPENSES

Loss and loss expenses incurred for the first quarter decreased from $1.9 million (42.2% of net premiums earned) in 1995 to $1.1 million (28.9% of net premiums earned) in 1996, a decrease of $800,000 or 42.1%. Losses incurred decreased $600,000 with loss adjustment expenses decreasing $200,000. The number of losses decreased from 309 in 1995 to 233 in 1996.

Commissions paid to non-affiliates in the first quarter increased from $680,000 (15.2% of premiums earned) in 1995 to $690,000 (18.3% of premiums earned) in 1996, an increase of $12,000 or 1.8%. The percentage of commissions paid to premiums earned varies depending upon customer mix. The historical average is approximately 20% of earned premiums.

Personnel expenses in the first quarter increased from $3.3 million in 1995 to $5.1 million in 1996, an increase of $1.8 million or 54.5%. Staff additions and increased outside labor, in response to the volume increases in the Flood Inquiry and Tracking fee based business, accounted for $1.5 million of the increase. The remaining $300,000 is due to increases in overhead labor and related costs.

All other expenses in the first quarter increased from $2.3 million in 1995 to $3.2 million in 1996, an increase of $900,000 or 39.1%. An adjustment to reserve for errors and omissions accounted for $200,000 of the increase, and an increase in professional services and consulting fees accounted for another $270,000 of the increase.

As a result of the above factors, operating income before provision for income taxes for the first quarter of 1996 increased from a loss of ($337,000) in 1995 to a gain of $234,000 in 1996, an increase of $571,000 or 169.5%. The net loss for the first quarter of 1995 was ($229,000) or $(.05) per share compared with a net gain of $149,000 or $.03 in 1996. The weighted average number of shares outstanding for the first quarter of 1995 and 1996 were 4,678,729 and 4,702,934, respectively.

FACTORS AFFECTING FUTURE OPERATION RESULTS

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

Flood zone Determinations

The Company derives a substantial portion of its total revenues from fees for Flood Zone Determination Services. These services are primarily provided to assist lenders in complying with federal laws which in many instances require lenders to determine whether property being financed is located in a federally-designated flood zone and require borrowers to obtain flood insurance. Any significant change in federal legislation or secondary market requirements limiting these requirements on lenders or borrowers, or the development by competitors of significantly enhanced service or delivery systems could have a material adverse effect on the Company's business or operation results.

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

                            NATIONAL INSURANCE GROUP

ITEM 5                         OTHER INFORMATION


RATE INCREASE:
LENDERS REAL PROPERTY PROTECTIVE & REAL ESTATE OWNED PROGRAMS

         Effective December 22, 1995, the California Department of Insurance approved Great Pacific Insurance Company's Rates, Rules & Forms Revision Filing for the Lenders Real Property Protective Annual, Interim & Real Estate Owned Programs. The Revision Filing includes an overall rate increase of +11% for all three programs; a three tier optional rate/deductible schedule for the Annual Program; and the addition of a separate "commercial" rate for the Real Estate Owned Program. The selected effective date for implementing these program enhancements, for all new & renewal business, was March 1, 1996, with the exception of the renewal business of manual accounts which became effective May 1, 1996.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
EXHIBIT 11
                     COMPUTATION OF WEIGHTED AVERAGE SHARES
                       OUTSTANDING AND EARNINGS PER SHARE
                 (in thousands of dollars except share amounts)

For the first quarter of 1996, there are no differences between primary and fully diluted earnings per share. For the first quarter of 1995, the Company had a loss per share.

                                      First Quarter
                                      -------------
                                    1996         1995
                                    ----         ----
                                 (unaudited)
Actual common shares
outstanding                       4,679,697     4,678,729

Common shares issuable
  under outstanding stock
  options                            23,237          --

Weighted average common
  shares issued upon exercise
  of stock options                     --            --


Total weighted average
 shares outstanding               4,702,934     4,678,729
                                ===========   ===========

Net income (loss)               $       148   $      (229)
                                ===========   ===========

Net income (loss) per share     $       .03   $      (.05)
                                ===========   ===========

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               NATIONAL INSURANCE GROUP
                                               ------------------------
                                                 (REGISTRANT)



                                                /S/ JOHN R. GAULDING
                                                --------------------
DATE: MAY 10, 1996                               (SIGNATURE)
                                               John R. Gaulding, Chairman
                                               of the Board and Chief
                                               Executive Officer, and,
                                               President



                                                /S/ KEVIN C. EICHLER
                                                --------------------
DATE: MAY 10, 1996                               (SIGNATURE)
                                               Kevin C. Eichler,
                                               Executive Vice President
                                               and Chief Financial
                                               Officer (Co-Executive Officer
                                               and Principal Financial and
                                               Accounting Officer)


                                               /S/ PAULETTE J. TAYLOR
                                               ----------------------
DATE: MAY 10, 1996                              (SIGNATURE)
                                               Paulette J. Taylor,
                                               Senior Vice President
                                               and General Counsel
                                               (Co-Executive Officer)