Form 10-Q
period 1996-06-30
NATIONAL INSURANCE GROUP /CA/
filed 1996-08-12
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 1996

Commission file number:  0-16332

                            NATIONAL INSURANCE GROUP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                    94-3031790
(State of Incorporation)     (IRS Employer Identification No.)

395 OYSTER POINT BOULEVARD, SUITE 500     SOUTH SAN FRANCISCO, CA      94080
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,702,197 shares as of June 30, 1996.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                             PAGE

Item 1 - Financial Statements:

         Consolidated Balance Sheets-June 30, 1996 and
         December 31, 1995                                                                    1

         Consolidated Statements of Earnings for the six-
           month period ended June 30, 1996
         and 1995                                                                             2

         Consolidated Statements of Shareholders' Equity
         for six months ended June 30, 1996 and 1995                                          3

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and 1995.                                             4

         Notes to Consolidated Financial Statements                                           5

Item 2 - Management's Discussion and Analysis of Financial Condition and Operating
          Results                                                                          6-10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                 None

Item 2 - Changes in Securities                                                             None

Item 3 - Defaults Upon Senior Securities                                                   None

Item 4 - Submission of Matters to a Vote of Security Holders                               None

Item 5 - Other Information                                                                   11

Item 6 - Exhibits and Reports on Form 8-K:

        Reports on Form 8-K                                                                None

        Exhibit 11 - Computation of Weighted
        Average Shares Outstanding and Earnings
        Per Share                                                                            12

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            For the periods ended June 30, 1996 and December 31, 1995
                 (in thousands of dollars, except share amounts)

                                                     June 30,     December 31,
                                                       1996          1995
                                                     --------     ------------
                                                    (unaudited)

ASSETS:

 Fixed maturities                                     $19,931       $21,130
 Equity securities                                      2,190         2,271
 Short-term investments                                13,866        13,801
                                                      -------       -------

  Total investments                                    35,987        37,202
                                                      -------       -------

Cash                                                      509           133
Net Premiums and
  accounts receivable                                   5,624         5,219
Property and equipment, net                             3,360         4,068
Deferred acquisition costs                              2,239         2,624
Deferred federal income taxes                           1,867         1,994
Other assets                                            2,228           856
                                                      -------       -------

  Total assets                                        $51,814       $52,096
                                                      =======       =======

LIABILITIES:

Reserve for losses and LAE                            $ 3,104       $ 3,055
Unearned premiums                                       4,867         5,703
Accrued expenses and other
  liabilities                                           6,779         4,286
Drafts payable                                            424           421
Reserve for return premiums                             1,699         1,216
Reserve for Proposition 103                             2,636         4,534
                                                      -------       -------

  Total liabilities                                   $19,509       $19,215
                                                      -------       -------

SHAREHOLDERS' EQUITY:

Common Stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding 4,702,197
  in 1996 and 4,679,697 in 1995                        23,259        23,071
Retained earnings                                       9,046         9,810
                                                      -------       -------

  Total shareholders' equity                          $32,305       $32,881
                                                      -------       -------
  Total liabilities and
    shareholders' equity                              $51,814       $52,096
                                                      =======       =======


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  For the periods ended June 30, 1996 and 1995
                 (in thousands of dollars, except share amounts)
                                   (Unaudited)

                                          Second Quarter                          Six Months
                                  ------------------------------       -------------------------------
                                      1996               1995               1996               1995
                                      ----               ----               ----               ----

Net premiums written              $     3,235        $     3,042        $     6,005        $     6,693
Change in unearned premiums              (180)               888                836              1,705
                                  -----------        -----------        -----------        -----------

Net premiums earned                     3,055              3,930              6,841        $     8,398
Flood inquiry fees                      5,160              2,457              9,591              4,176
Loan Tracking fees                      1,305              1,232              2,522              2,229
Net commission income                     122                309                599                507
Net investment income                     490                506              1,002              1,016
                                  -----------        -----------        -----------        -----------

   TOTAL REVENUES                 $    10,132        $     8,434        $    20,555        $    16,326
                                  -----------        -----------        -----------        -----------

Loss and LAE incurred                   1,565              1,677              2,672              3,550
Commissions paid to
  non-affiliates                          568              1,315              1,260              1,995
Personnel expenses                      5,018              4,236             10,160              7,566
All other expenses                      4,331              3,482              7,579              5,828
Non-recurring expense                       0              4,100                  0              4,100
                                  -----------        -----------        -----------        -----------

   TOTAL EXPENSES                 $    11,482        $    14,810        $    21,671        $    23,039
                                  -----------        -----------        -----------        -----------

Loss before provision
  for income taxes                     (1,350)            (6,376)            (1,116)            (6,713)

Benefit for income taxes                 (493)            (2,040)              (408)            (2,148)
                                  -----------        -----------        -----------        -----------

   NET LOSS                       $      (857)       $    (4,336)              (708)       $    (4,565)
                                  -----------        -----------        -----------        -----------
Weighted average common and
  common equivalent shares
  outstanding                       4,679,942          4,678,729          4,691,008          4,678,729
                                  ===========        ===========        ===========        ===========

Per share results:

Net income (loss) per share       $      (.18)       $      (.93)       $      (.15)       $      (.98)
                                  ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the six months ended June 30, 1996 and 1995 (in thousands of dollars, except share amounts)
                                   (Unaudited)

                                                                                Total
                                 Common Stock                                  Share-
                           ------------------------         Retained         Holders'
                            Shares           Amount         Earnings           Equity
                           ---------         ------         --------         --------

Balance at
Dec. 31, 1994              4,678,729       $  23,066       $  14,224        $  37,290

Net Loss                        --              --            (4,565)          (4,565)

Unrealized gain, net
of deferred tax                 --              --               139              139
                           ---------       ---------       ---------        ---------

Balance at
June 30, 1995              4,678,729       $  23,066       $   9,798        $  32,864
                           =========       =========       =========        =========




Balance at
Dec. 31, 1995              4,679,697       $  23,071       $   9,810        $  32,881

Options Exercised:            22,500             149            --                149

Accelerated Vesting:            --                39                               39

Net loss                        --              --              (710)            (710)

Unrealized loss,
net of deferred tax             --              --               (54)             (54)
                           ---------       ---------       ---------        ---------

Balance at
June 30, 1996              4,702,197       $  23,259       $   9,046        $  32,305
                           =========       =========       =========        =========

   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the periods ending June 30, 1996 and 1995
                 (in thousands of dollars, except share amounts)
                                   (Unaudited)

                                                 June 30,       June 30,
                                                   1996           1995
                                                  -------        -------

Increase (Decrease) in cash

Net cash used in
operating activities                              $(1,098)       $(2,499)


Net cash provided by
investing activities                                1,310          2,722


Net cash provided by
financing activities                                  164           --
                                                  -------        -------


Increase in cash                                      376            223


Cash, beginning of period                             133            155
                                                  -------        -------


Cash, end of period                               $   509        $   378
                                                  =======        =======


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information

        In the opinion of management, the financial information reflects all adjustments which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the six month periods ended June 30, 1996 and June 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

2.  Change of Control

        Pursuant to an Option and Stock Purchase Agreement entered into on May 1, 1996, between Howard L. Herman, a founder and former director of the Company, and certain of Mr. Herman's relatives, and Mark A. Speizer, it was agreed that 824,295 shares of Common Stock of the Company (the "Herman shares") would be sold to Mr. Speizer. 788,795 of the Herman Shares were purchased on May 31, 1996 and the remaining shares were purchased on June 18, 1996. Mr. Speizer now beneficially owns approximately 41% of the outstanding shares of the Company's stock.
        At the annual meeting of shareholders held on July 11, 1996, the slate of directors nominated by the Board of Directors was elected. Following the annual meeting, Mr. Speizer was elected Chairman of the Board and Chief Executive Officer of the Company and each of Great Pacific Insurance Company, Fastrac Systems, Inc. Insurance Agent & Broker, Fastrac Systems, Inc., and Pinnacle Data Corporation, the Company's wholly owned subsidiaries through which the Company carries out its business activities.

3.  Executive Retention Agreements

        During the second quarter the Company's Board of Directors approved retention agreements for various executives in order to ensure their continued employment through the transition period following the change of control of the Company (as disclosed in note 2). The aggregate expense for the quarter under these agreements was $1,380,758.

4.  Reclassification

        For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net loss or shareholders' equity.

           These quarterly interim financial statements are unaudited.

NATIONAL INSURANCE GROUP AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Operating Results


Item 2
Results of Operations
SECOND QUARTER OF 1996 COMPARED WITH SECOND QUARTER OF 1995:


   Revenue

     Total revenue for the second quarter increased from $8.4 million in 1995 to $10.1 million in 1996, an increase of $1.7 million or 20.2%.

     Net premiums written for the second quarter increased from $3.0 million in 1995 to $3.2 million in 1996, an increase of $200,000 thousand or 6.7%.

     Net premiums earned for the second quarter decreased from $3.9 million in 1995 to $3.1 million in 1996, a decrease of $800,000 or 20.5%. Premium revenue is earned ratably over a twelve month period. Consequently, premiums earned are impacted by the business written over the prior twelve months and further impacted by cancellations on the same premiums. As a result of those calculations, the change in unearned premiums for the second quarter of 1996 was a reduction in revenue recognized and an increase in deferred revenue of $180,000 compared to an increase in revenue of $888,000 for the second quarter of 1995.

     Flood inquiry fees for the second quarter increased from $2.5 million in 1995 to $5.2 million in 1996, an increase of $2.7 million or 108%. The addition of five major new customers since the second quarter of 1995 accounted for $1.3 million of the increase. Interest rates have remained favorable with loan origination volumes generally increasing with existing customers. In addition, the Company has converted many of its existing customers to the higher priced life-of-loan product as the industry complies with federal regulations.

     Tracking fees for the second quarter increased from $1.2 million in 1995 to $1.3 million in 1996, an increase of $100,000 or 8.3%.

     Net investment income for the second quarter remained relatively unchanged at $506,000 in 1995 and $490,000 in 1996.

   Expenses

    Loss and loss expenses incurred for the second quarter decreased from $1.7 million (42.7% of net premiums earned) in 1995 to $1.6 million (51.2% of net premiums earned) in 1996, a decrease of $100,000 or 5.9%. Losses incurred decreased $150,000 with loss adjustment expenses increasing $50,000.

     Commissions paid to non-affiliates in the second quarter decreased from $1.3 million (33.5% of premiums earned) in 1995 to $600,000 (18.6% of premiums earned) in 1996, a decrease of $700,000 or 53.8%. The percentage of commissions paid to premiums earned varies depending upon customer mix. The historical average is approximately 20% of earned premiums.

     Personnel expenses in the second quarter increased from $4.2 million in 1995 to $5.0 million in 1996, an increase of $800,000 or 19%. The increase was primarily due to staff additions and increased outside labor, in response to the volume increases in the Flood Inquiry and Tracking fee based business.

     All other expenses in the second quarter increased from $3.5 million in 1995 to $4.3 million in 1996, an increase of $800,000 or 22.9%. During the second quarter of 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with various executives. The agreements were to ensure that the executives continued to provide management of the Company until the pending change of control which occurred on July 11, 1996 (See note 2 to the notes to consolidated financial statements).

     During the second quarter of 1995, the Company accrued a non-recurring expense in the amount of $4.1 million for the constitutionally mandated roll-back of insurance premiums for Proposition 103. The refunds of premiums were eventually issued in the first quarter of 1996.

     As a result of the above factors, operating loss before provision for income taxes for the second quarter of 1996 decreased from a loss of $6.4 million in 1995 to a loss of $1.4 million in 1996, a decrease of $5.0 million. The net loss for the second quarter of 1995 was $4.3 million or $(.93) per share compared with a net loss of $857,000 or $(.18) in 1996. The weighted average number of shares outstanding for the second quarter of 1995 and 1996 were 4,678,729 and 4,679,942, respectively.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995:


   Revenue

     Total revenue for the six-month period increased from $16.3 million in 1995 to $20.6 million in 1996, an increase of $4.3 million or 26.4%.

     Net premiums written decreased from $6.7 million in 1995 to $6.0 million in 1996, a decrease of $700,000 or 10.4%. An increase of $690,000 in reserves for premium cancellations accounted for the decrease.

     Net premiums earned decreased from $8.4 million in 1995 to $6.8 million in 1996, a decrease of $1.6 million or 19%. Premium revenue is earned ratably over a twelve month period. Consequently, premiums earned are impacted by the business written over the prior twelve months and further impacted by cancellations on the same premiums. As a result of those calculations, the change in unearned premiums for the six months ended June 30, 1996 was an increase in revenue recognized and a decrease in deferred revenue of $800,000 compared to an increase in revenue of $1.7 million for the same six months of 1995.

     Flood inquiry fees for the period increased from $4.2 million in 1995 to $9.6 million in 1996, an increase of $5.4 million or 129%. The addition of five major new customers since June of 1995 accounted for $2.4 million of the increase. Interest rates have remained favorable with loan origination volumes generally increasing with existing customers. In addition, the Company has converted many of its existing customers to the higher priced life-of-loan product as the industry complies with federal regulations.


     Tracking fees increased from $2.2 million in 1995 to $2.5 million in 1996, an increase of $300,000 or 13.6%. The increase is primarily due to the addition of one new customer in May, 1995.

     Net investment income for the period remained unchanged at $1 million for each of the two years.


   Expenses

    Loss and loss expenses incurred for the six-month period decreased from $3.6 million (42.3% of net premiums earned) in 1995 to $2.7 million (39.1% of net premiums earned) in 1996, a decrease of $900,000 or 25%. Losses incurred decreased $800,000 with loss adjustment expenses decreasing $100,000. The number of new claims decreased from 593 in 1995 to 422 in 1996.

     Commissions paid to non-affiliates decreased from $2.0 million (23.8% of premiums earned) in 1995 to $1.3 million (18.4% of premiums earned) in 1996, a decrease of $700,000 or 35%. The percentage of commissions paid to premiums earned varies depending upon customer mix.

     Personnel expenses for the six-month period increased from $7.6 million in 1995 to $10.1 million in 1996, an increase of $2.5 million or 32.9%. Staff additions and increased outside labor, in response to the volume increases in the Flood Inquiry and Tracking fee based businesses, accounted for $1.8 million of the increase. The remaining $700,000 was due to increases in overhead labor and related costs.

     All other expenses for the period increased from $5.8 million in 1995 to $7.6 million in 1996, an increase of $1.8 million or 31%. In June of 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with various executives. The agreements were to ensure that the executives continued to provide management of the Company until the pending change of control which occurred on July 11, 1996 (See note 2 to the notes to consolidated financial statements).


     During the six months ended June 30, 1995, the Company accrued a non-recurring expense in the amount of $4.1 million for the constitutionally mandated roll-back of insurance premiums for Proposition 103. The refunds of premiums were eventually issued in the first quarter of 1996.

         As a result of the above factors, operating loss before provision for income taxes for the six-month period decreased from a loss of $6.7 million in 1995 to a loss of $1.1 million in 1996, a decrease of $5.6 million. The net loss for the six months of 1995 was $4.6 million or $(.98) per share compared with a net loss of $708,000 or $(.15) in 1996. The weighted average number of shares outstanding for the six months ended June 30, 1995 and 1996 were 4,678,729 and 4,691,008, respectively.

FACTORS AFFECTING FUTURE OPERATION RESULTS

   Earnings Volatility

     The Company's financial results can be significantly affected by a number of factors, including but not limited to, the volume of force-placed insurance and the rate of cancellation of insurance policies, the addition or loss of significant customers, significant changes in the number of loans or leases being tracked for major customers and catastrophic loss events. In addition, revenues from the Company's Flood Zone Determination Services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance.

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

   Rapid Technological Change and New Products; Product Delays

     The markets for the Company's information services are highly competitive and characterized by rapidly changing technology. The Company believes that its future success will depend, in part, on its ability to identify, develop, install and support new services in a timely fashion, and on market acceptance of such services. No assurance can be given that the Company will successfully develop new technologies or successfully introduce products based on such technologies to enable the Company to maintain or gain market share, realize cost savings or maintain or increase revenues.

                                     PART II

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

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

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
EXHIBIT 11
                     COMPUTATION OF WEIGHTED AVERAGE SHARES
                       OUTSTANDING AND EARNINGS PER SHARE
                 (in thousands of dollars except share amounts)
                                   (Unaudited)

                                             Second Quarter                          Six Months
                                     -----------------------------          ----------------------------
                                        1996               1995                1996              1995
                                        ----               ----                ----              ----
                                     (unaudited)

Actual common shares
outstanding                           4,679,697          4,678,729          4,679,697          4,678,729

Common shares issuable
  under outstanding stock
  options                                  --                 --                 --                 --

Weighted average common
  shares issued upon exercise
  of stock options                          245               --               11,311               --

Total weighted average
 shares outstanding                   4,679,942          4,678,729          4,691,008          4,678,729
                                    ===========        ===========        ===========        ===========

Net income (loss)                   $      (857)       $    (4,336)       $      (708)       $    (4,565)
                                    ===========        ===========        ===========        ===========

Net income (loss) per share         $      (.18)       $      (.93)       $      (.15)       $      (.98)
                                    ===========        ===========        ===========        ===========

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            NATIONAL INSURANCE GROUP
                                            ------------------------
                                              (REGISTRANT)



                                            /s/ MARK A. SPEIZER
- ------------------------------              -------------------
DATE: AUGUST 08, 1996                         (SIGNATURE)
                                            Mark A. Speizer, Chairman
                                            of the Board and Chief
                                            Executive Officer



                                            /s/ ROBERT J. LELIEUR
- ------------------------------              ---------------------
DATE: AUGUST 08, 1996                         (SIGNATURE)
                                            Robert J. Lelieur,
                                            Vice-President, Treasurer and
                                            Controller