Form 10-Q/A
period 1996-06-30
NATIONAL INSURANCE GROUP /CA/
filed 1996-08-16
CIK 815555

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the quarterly period ended JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________________

    Commission File Number 0-16332


                            NATIONAL INSURANCE GROUP
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                94-3031790
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization.)                  Identification No.)

395 OYSTER POINT BOULEVARD, SUITE 500
        SOUTH SAN FRANCISCO, CA                             94080
(Address of principal executive offices)                 (Zip Code)


                                 (415) 872-6772
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X          NO
                                               -------         ------
         As of June 30, 1996, 4,702,197 shares of each of the issuer's classes of common stock, were outstanding.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits

         The following Exhibits are hereby filed as part of the Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K. The Exhibits were referred to in the Notes to Consolidated Financial Statements previously filed.

                      Exhibit
                      Number           Description
                      -------          -----------
                      10.1           Change of Control Severance Agreement and
                                     Mutual Release.

                      10.2           Second Amendment of John R. Gaulding At-Will
                                     Employment Agreement

                      10.3           Donation Agreement

                      10.4           Mark A. Speizer Employment Agreement

                      10.5           Bruce A. Cole Employment Agreement

                 (b)      Reports on Form 8-K.

                          None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    National Insurance Group



August 16, 1996                     /s/ Mark A. Speizer
                                    -----------------------------------
                                             (Signature)
                                        Mark A. Speizer, Chairman
                                        Of the Board and Chief Executive Officer





August 16, 1996                     /s/   Robert J. Lelieur
                                    ---------------------------------------
                                             (Signature)
                                    Robert J. Lelieur,
                                    Vice President, Treasurer and
                                    Controller