Form 10-Q
period 1996-09-30
NATIONAL INSURANCE GROUP /CA/
filed 1996-11-13
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,896,946 shares as of October 30, 1996.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                     PAGE

Item 1 - Financial Statements:

         Consolidated Balance Sheets-September 30, 1996 and
         December 31, 1995                                            1

         Consolidated Statements of Earnings for the nine-
         month period ended September 30, 1996
         and 1995                                                     2

         Consolidated Statements of Shareholders' Equity
         for nine months ended September 30, 1996 and 1995            3

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995.               4

         Notes to Consolidated Financial Statements                 5-6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       7-12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                         None

Item 2 - Changes in Securities                                     None

Item 3 - Defaults Upon Senior Securities                           None

Item 4 - Submission of Matters to a Vote of Security Holders         13

Item 5 - Other Information                                         None

Item 6 - Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           15

Exhibit 11.1 -    Computation of weighted average shares
                  outstanding and earnings per share

Exhibit 27.1 -    Financial Data Schedule

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
         For the periods ended September 30, 1996 and December 31, 1995
                 (in thousands of dollars, except share amounts)


                                         September 30, December 31,
                                            1996         1995
                                          -------       -------
                                        (unaudited)
ASSETS:

 Fixed maturities                         $19,666       $21,130
 Equity securities                          2,211         2,271
 Short-term investments                     9,698        13,801
                                          -------       -------

  Total investments                        31,575        37,202
                                          -------       -------

Cash                                          914           133
Net Premiums and
  accounts receivable                       6,378         5,219
Property and equipment, net                 3,688         4,068
Deferred acquisition costs                  2,080         2,624
Deferred federal income taxes               1,465         1,994
Other assets                                1,988           856
                                          -------       -------

  Total assets                            $48,088       $52,096
                                          =======       =======

LIABILITIES:

Reserve for losses and LAE                $ 2,800       $ 3,055
Unearned premiums                           4,524         5,703
Accrued expenses and other
  liabilities                               5,296         4,286
Drafts payable                                548           421
Notes Payable                               2,000             0
Reserve for return premiums                 2,400         1,216
Reserve for Proposition 103 refunds         2,435         4,534
                                          -------       -------

  Total liabilities                       $20,003       $19,215
                                          -------       -------

SHAREHOLDERS' EQUITY:

Common Stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding 3,996,897
  in 1996 and 4,679,697 in 1995            18,287        23,071
Retained earnings                           9,798         9,810
                                          -------       -------

  Total shareholders' equity              $28,085       $32,881
                                          -------       -------
  Total liabilities and
    shareholders' equity                  $48,088       $52,096
                                          =======       =======


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                For the periods ended September 30, 1996 and 1995
                 (in thousands of dollars, except share amounts)
                                   (Unaudited)


                                                   Third Quarter                        Nine Months
                                           -----------------------------       -----------------------------
                                              1996              1995             1996                1995
                                           -----------       -----------       -----------       -----------
Net premiums written                       $     2,703       $     3,715       $     8,708       $    10,408
Change in unearned premiums                        344               106             1,180             1,811
                                           -----------       -----------       -----------       -----------

Net premiums earned                              3,047             3,821             9,888       $    12,219
Flood inquiry fees                               4,920             3,364            14,511             7,540
Tracking fees                                    1,362             1,279             3,884             3,508
Net commission income                              298               416               897               923
Net investment income                              488               488             1,490             1,504
                                           -----------       -----------       -----------       -----------

   TOTAL REVENUES                          $    10,115       $     9,368       $    30,670       $    25,694
                                           -----------       -----------       -----------       -----------


Loss and LAE incurred                              975             1,127             3,647             4,677
Commissions paid to
  non-affiliates                                   346               944             1,606             2,939
Personnel expenses                               4,311             4,447            14,471            12,013
All other expenses                               3,112             2,745            10,691             8,573
Non-recurring expense                                0                 0                 0             4,100
                                           -----------       -----------       -----------       -----------

   TOTAL EXPENSES                          $     8,744       $     9,263       $    30,415       $    32,302
                                           -----------       -----------       -----------       -----------

Income (loss) before provision
  for income taxes                               1,371               105               255            (6,608)

Provision/(Benefit) for income taxes               501                34                93            (2,114)
                                           -----------       -----------       -----------       -----------

   NET INCOME (LOSS)                       $       870       $        71               162       $    (4,494)
                                           -----------       -----------       -----------       -----------

Weighted average common and
  common equivalent shares
  outstanding                                3,996,897         4,728,651         3,985,708         4,679,697
                                           ===========       ===========       ===========       ===========

Per share results:

Net income (loss) per share                $       .22       $       .02       $       .04       $      (.96)
                                           ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 1996 and 1995
                 (in thousands of dollars, except share amounts)
                                   (Unaudited)

                                                                                   Total
                                   Common Stock                                    Share-
                           ----------------------------         Retained          Holders'
                             Shares            Amount           Earnings           Equity
                           ----------        ----------        ----------        ----------
Balance at
Dec. 31, 1994               4,678,729        $   23,066        $   14,224        $   37,290

Options Exercised:
Proceeds                          968                 4                --                 4
Tax Benefit                        --                 1                --                 1

Net Loss                           --                --            (4,494)           (4,494)

Unrealized gain, net
of deferred tax                    --                --               154               154
                           ----------        ----------        ----------        ----------

Balance at
September 30, 1995          4,679,697        $   23,071        $    9,884        $   32,955
                           ==========        ==========        ==========        ==========




Balance at
Dec. 31, 1995               4,679,697        $   23,071        $    9,810        $   32,881

Options Exercised:             22,500               149                --               149

Accelerated Vesting:               --                39                --                39

Stock Repurchase             (705,300)           (4,972)               --            (4,972)

Net Income                         --                --               162               162

Unrealized loss,
net of deferred tax                --                --              (174)             (174)
                           ----------        ----------        ----------        ----------

Balance at
September 30, 1996          3,996,897        $   18,287        $    9,798        $   28,085
                           ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the periods ending September 30, 1996 and 1995
                          (in thousands of dollars)
                                   (Unaudited)


                                                September 30,    September 30,
                                                   1996             1995
                                                 ---------        ---------
Cash flows from operating activities:

      Net cash used in
      operating activities                       $    (802)       $  (2,845)
                                                 ---------        ---------

Cash flows from investing activities:

   Purchase of property, plant & equipment            (999)            (267)

   Purchase of investments                        (106,466)         (26,290)

   Maturities and sale of investments              111,831           29,390
                                                 ---------        ---------

      Net cash provided by
      investing activities                           4,366            2,833
                                                 ---------        ---------

Cash flows from financing activities:

   Proceeds provided by
   line of credit                                    2,000                0

   Repurchase of common stock                       (4,972)               0

   Net cash provided by other
   financing activities                                189                5
                                                 ---------        ---------
      Net cash (used for) provided by
      financing activities:                         (2,783)               5
                                                 ---------        ---------


Increase (decrease) in cash                            781               (7)


Cash, beginning of period                              133              155
                                                 ---------        ---------


Cash, end of period                              $     914        $     148
                                                 =========        =========


  The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information
    ---------------------
        In the opinion of management, the financial information reflects all adjustments which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the nine month periods ended September 30, 1996 and September 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

2.  Common Stock Repurchase
    -----------------------
        On September 17, 1996, the Company repurchased 705,300 shares of its common stock for $4.9 million. The shares were acquired through a private transaction with institutional investors at a price of $7 per share. This repurchase represents a reduction of approximately 15% of the Company's outstanding stock. A second repurchase of 100,000 shares was made on October 22, 1996. The shares were acquired through a private transaction at a price of $6.95 per share. The repurchases were funded by cash flow from operations and from proceeds of a bank credit facility. (See note 4 to notes to consolidated financial statements).

3.  Change in Accounting Estimates
    ------------------------------
       Included in accrued expenses and other liabilities is an estimate for deferred revenue related to certain future servicing obligations. The future servicing obligations relate to life of loan services provided in connection with the Company's special flood hazard area determinations to lenders and loan service entities. At September 30, 1996, the estimate for deferred revenue was revised from $1,384,000 to $500,000. The revised estimate reflects the Company's cost of its future servicing obligations on existing life of loan contracts based on the Company's detailed history of actual costs incurred. Management now has the ability to perform more detailed historical analysis since the program has been in place long enough to accumulate data for such an analysis.

4.  Note Payable
    ------------
       In September 1996, a note agreement for $2,000,000 was entered into with a financial institution. The note is to be repaid monthly over a two year period with final payment due in October 1998. Interest is at the rate of 1% per year in excess of the rate of interest which the financial institution has announced as its prime lending rate or $250 per month whichever is greater. Collateral for the note is the outstanding capital stock of Pinnacle Data Corporation (a wholly owned subsidiary of the Company) which consists of 1000 shares.

       In addition the note requires that the Company maintain a tangible net worth of not less than $26,000,000; the Company be profitable for the third and fourth quarters of 1996 and thereafter on a fiscal year basis the Company not have losses for any two consecutive quarters; and, commencing January 1997, the sum of net profit plus depreciation divided by the current portion of long term debt and capitalized leases shall not be less than 1.5 times.

5.  Reserve for Proposition 103 refunds
    -----------------------------------
       In March 1996, the Company issued approximately $4,100,000 of Proposition 103 refund checks to its policyholders. At September 30, 1996, a reserve for approximately $2,400,000 representing the balance of uncashed refund checks is reflected as a liability on the Company's financial statements. Those checks which are not cashed by policyholders within a certain period will be escheated to the State of California.

6.  Reclassification
    ----------------
        For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net income(loss) or shareholders' equity.

           These quarterly interim financial statements are unaudited.

NATIONAL INSURANCE GROUP AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

Results of Operations
THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995:

   Revenue

     Total revenue for the third quarter increased from $9.4 million in 1995 to $10.1 million in 1996, an increase of $700,000 or 7.4%.

     Net premiums written for the third quarter decreased from $3.7 million in 1995 to $2.7 million in 1996, a decrease of $1.0 million or 27.0%. The decrease is primarily the result of the loss of one customer as the result of its acquisition which accounted for approximately $800,000 in lost revenues.

     Net premiums earned for the third quarter decreased from $3.8 million in 1995 to $3.0 million in 1996, a decrease of $800,000 or 26.7%. Premium revenue is earned ratably over a twelve month period. Consequently, premiums earned are impacted by the business written over the prior twelve months and further impacted by cancellations on the same premiums. As a result of those calculations, the change in unearned premiums for the quarter ended September 30, 1996, was an increase in revenue recognized and a decrease in unearned revenue of $345,000 compared to an increase in revenue recognized of $106,000 for the quarter ended September 30, 1995.

     Flood inquiry fees for the third quarter increased from $3.4 million in 1995 to $4.9 million in 1996, an increase of $1.5 million or 44.1%. A change in estimate of deferred revenue related to the Company's future servicing obligations for its life of loan services contributed approximately $900,000 of the increase. (See note 3 to the notes to consolidated financial statements). The remaining increase is primarily due to additional business.

     Tracking fees for the third quarter increased from $1.3 million in 1995 to $1.4 million in 1996, an increase of $100,000 or 7.7%.


   Expenses

    Loss and loss adjustment expenses incurred for the third quarter decreased from $1.1 million (29.5% of net premiums earned) in 1995 to $975,000 (32.0% of net premiums earned) in 1996, a decrease of $125,000 or 11.4%. The average loss per new claim reported in the third quarter of 1996 was approximately $5,600 compared to $6,500 for the same period in 1995. The number of new claims decreased from 174 in 1995 to 173 in 1996.

     Commissions paid to non-affiliates in the third quarter decreased from $944,000 (24.7% of premiums earned) in 1995 to $346,000 (11.4% of premiums earned) in 1996, a decrease of $598,000 or 63.3 %. The percentage of commissions paid to premiums earned varies depending upon customer mix. The historical average is approximately 20% of earned premiums.

     Personnel expenses in the third quarter decreased from $4.4 million in 1995 to $4.3 million in 1996, a decrease of $100,000 or 2.3%.

     All other expenses in the third quarter increased from $2.7 million in 1995 to $3.1 million in 1996, an increase of $400,000 or 14.8%.

     As a result of the above factors, income before provision for income taxes for the third quarter of 1996 increased from $105,000 in 1995 to $1.4 million in 1996, an increase of $1.3 million. Net income for the third quarter of 1995 was $71,000 or $.02 per share compared with net income of $870,000 or $.22 in 1996. The weighted average number of shares outstanding for the third quarter of 1995 and 1996 were 4,728,651 and 3,996,897, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995:

   Revenue

     Total revenue for the nine-month period increased from $25.7 million in 1995 to $30.7 million in 1996, an increase of $5.0 million or 19.5%.

     Net premiums written decreased from $10.4 million in 1995 to $8.7 million in 1996, a decrease of $1.7 million or 16.3%. The decrease in net premiums written was primarily due to an increase of $1.2 million in reserves for premium cancellations, with approximately one-half of that amount as a result of the change in estimate in reserves in the third quarter.

     Net premiums earned decreased from $12.2 million in 1995 to $9.9 million in 1996, a decrease of $2.3 million or 18.9%. Premium revenue is earned ratably over a twelve month period. Consequently, premiums earned are impacted by the business written over the prior twelve months and further impacted by cancellations on the same premiums. As a result of those calculations, the change in unearned premiums for the nine months ended September 30, 1996 was an increase in revenue recognized and a decrease in unearned revenue of $1.2 million compared to an increase in revenue recognized of $1.8 million for the same nine months of 1995.

     Flood inquiry fees for the period increased from $7.5 million in 1995 to $14.5 million in 1996, an increase of $7.0 million or 93.3%. The addition of certain new customers since September of 1995 accounted for $3.1 million of the increase. A change in estimate of deferred revenue related to the Company's future servicing obligations for its life of loan services contributed approximately $900,000 of the increase (See note 3 to the notes to consolidated financial statements). Interest rates have remained favorable with loan origination volumes generally increasing with existing customers.

 In addition, the Company has converted many of its existing customers to the higher priced life-of-loan product as the industry complies with federal regulations.

     Tracking fees increased from $3.5 million in 1995 to $3.9 million in 1996, an increase of $400,000 or 11.4%. The increase is primarily due to the addition of one new customer in May 1995.

   Expenses

    Loss and loss adjustment expenses incurred for the nine-month period decreased from $4.7 million (38.3% of net premiums earned) in 1995 to $3.6 million (36.9% of net premiums earned) in 1996, a decrease of $1.1 million or 23.4%. The average loss per new claim reported in the first three quarters of 1996 was approximately $6,100 which is also the same average for the first three quarters of 1995. The number of new claims decreased from 767 in 1995 to 595 in 1996.

     Commissions paid to non-affiliates decreased from $2.9 million (24.1% of premiums earned) in 1995 to $1.6 million (16.2% of premiums earned) in 1996, a decrease of $1.3 million or 44.8%. The percentage of commissions paid to premiums earned varies depending upon customer mix. The historical average is approximately 20% of earned premiums.

     Personnel expenses for the nine-month period increased from $12.0 million in 1995 to $14.5 million in 1996, an increase of $2.5 million or 20.8%. Staff additions and increased outside labor, in response to the volume increases in the flood inquiry and tracking fee based businesses in the first two quarters of 1996, was the primary reason for the increase.

     All other expenses for the period increased from $8.6 million in 1995 to $10.7 million in 1996, an increase of $2.1 million or 24.4%. In June of 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with certain executives. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996. During the second quarter of 1995, the Company realized an expense of $817,000 in connection with the retirement of Howard Herman who was the Company's President.

     During the nine months ended September 30, 1995, the Company accrued a non-recurring expense in the amount of $4.1 million for the constitutionally mandated roll-back of insurance premiums. This amount was the assessment imposed by the California Department of Insurance. The refunds of premiums were issued in the first quarter of 1996.

     As a result of the above factors, income before provision for income taxes for the nine-month period increased from a loss of $6.6 million in 1995 to a profit of $255,000 in 1996, an increase of $6.9 million. The net loss for the nine months of 1995 was $4.5 million or $(.96) per share compared with a net profit of $162,000 or $.04 in 1996. The weighted average number of shares outstanding for the nine months ended September 30, 1995 and 1996 were 4,679,697 and 3,985,708, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine month period ended September 30, 1996, the Company's principal source of funds was proceeds from the net of maturities and reinvestments of short term investments. The maturities and reinvestments provided $5.4 million of cash flow. Net cash used in operating activities was $800,000 and the purchase of equipment amounted to approximately $1.0 million.

     In September 1996, the Company concluded a note agreement providing
$2.0 million for the purpose of partially financing the repurchase of 705,300 shares of its common stock. The total purchase price of the stock was approximately $5.0 million. (See note 4 to notes to consolidated financial statements).

     Consolidated stockholders' equity at September 30, 1996, totaled $28.1 million or $7.03 per share compared to $32.9 million or $7.03 per share at December 31, 1995. As a result of the repurchase of the Company's common shares of stock, stockholders' equity decreased approximately $5.0 million; however, the equity per share was essentially unchanged. (See note 2 to notes to consolidated financial statements).

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

     The Company also maintains a reserve for return premiums that is based upon the Company's historical experience. As is prevalent in the force-placed insurance industry, a substantial amount of the Company's net premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which the Company uses as a basis for recording written premiums or the loss of a significant customer. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by the Company in the future.

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

   The Company also indemnifies its customers from losses resulting from erroneous flood inquiry determinations, where a borrower was not properly advised whether the collateral was located in or out of a federally designated flood zone. While to date the Company has experienced no significant losses in this regard and maintains reserves equal to its estimate of incurred but unreported indemnification losses, there can be no assurance such reserves will prove adequate in the future. The Company does not maintain errors and omissions insurance coverage against such losses.

   Tracking Services

   The Company receives a substantial portion of its total revenues from fees for tracking insurance coverage and insurance premium payment information concerning lessees of automobile leasing companies, and borrowers of real estate lenders and mortgage loan servicers.

   Under certain circumstances the Company may indemnify lessors, lenders and loan servicers from losses resulting from erroneous tracking, such as failing
(i) to advise that insurance is not in force, (ii) to advise insurance premiums are due or have not been paid or (iii) to procure insurance on a forced place basis. While the Company has not experienced any significant losses from such indemnifications and maintains reserves equal to its estimate of incurred but not reported indemnification losses, there can be no assurances that such reserves will prove adequate in the future. The Company does not maintain errors and ommissions insurance coverage against such losses.

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

NATIONAL INSURANCE GROUP AND SUBSIDIARIES

PART II        OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on July 11, 1996. At the annual meeting, the shareholders elected Nuno Brandolini d'Adda, Bruce A. Cole, Saul B. Jodel, Kevin R. McCarthy, and Mark A. Speizer to serve as directors of the Company for the ensuing year, amended the Company's 1986 Stock Option Plan, and ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1996.

The votes for each of the proposals at the annual meeting were as follows:

                                                                             BROKER
PROPOSAL                                FOR       AGAINST      WITHHELD     NON-VOTES
--------                                ---       -------      --------     ---------
1. Election of Directors:
         Nuno Brandolini d'Adda       3,417,003       -         587,755       --
         Saul B. Jodel                3,417,003       -         587,755       --
         Mark A. Speizer              3,415,003       -         589,755       --
         Bruce A. Cole                3,417,003       -         587,755       --
         Kevin R. McCarthy            3,417,003       -         587,755       --


2. Amendment to 1986 Stock Option Plan:

                                     3,242,443       683,948        800      77,567

3. Appointment of Coopers & Lybrand L.L.P.:

                                     3,956,750        46,508      1,500         --

No other matters were submitted to a vote of security holders of the Company at the annual meeting or otherwise during the quarter.

Item 5.  Other Information
         None

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 11.1 Computation of weighted average shares outstanding and earnings per share.

         Exhibit 27.1 Financial data schedule.

(b) Reports on Form 8-K

         Report on Form 8-K, dated September 23, 1996, was filed with the Securities and Exchange Commission. This report contained the Company's release with respect to the completion of its stock repurchase program.

         Report on Form 8-K, dated October 23, 1996, was filed with the Securities and Exchange Commission. This report contained the Company's release with respect to the repurchase of an additional 100,000 shares of its common stock and filed an employment agreement with an executive officer of the Company and the consulting agreement with Scorpion Holdings, Inc.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          NATIONAL INSURANCE GROUP
                                          ------------------------------------
                                                (REGISTRANT)

                                          /s/ MARK A. SPEIZER
---------------------------               ------------------------------------
DATE: NOVEMBER 13, 1996                         (SIGNATURE)

                                          Mark A. Speizer, Chairman
                                          of the Board and Chief
                                          Executive Officer

                                          /s/ ROBERT J. LELIEUR
---------------------------               ------------------------------------
DATE: NOVEMBER 13, 1996                         (SIGNATURE)
                                          Robert J. Lelieur,
                                          Vice-President, Treasurer and
                                          Controller

                                 EXHIBIT INDEX

Exhibit 11.1 Computation of weighted average shares outstanding and earnings per share.

Exhibit 27.1        Financial data schedule.