Form 10-K
period 1996-12-31
NATIONAL INSURANCE GROUP /CA/
filed 1997-03-31
CIK 815555

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-16332

                            NATIONAL INSURANCE GROUP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  CALIFORNIA                                    94-3031790
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      395 OYSTER POINT BLVD., SUITE 500
        SO. SAN FRANCISCO, CALIFORNIA                             94080
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 872-6772
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, based upon the average of the last closing bid and ask prices of the Common Stock on March 25, 1997 on the NASDAQ National Market System was approximately $9,039,417. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of March 25, 1997 was 3,896,937.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are those documents incorporated by reference and the part of the Form 10-K into which the document is incorporated: None

================================================================================

                                     PART I

     The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, forward looking statements made in this Report which are identified by the words "believe", "anticipates", "expects", "aware" or similar expressions as they relate to the Company, as defined below, or its management. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results".

ITEM 1. BUSINESS

INTRODUCTION

     National Insurance Group, a California corporation ("National"), and its wholly-owned subsidiaries, Pinnacle Data Corporation, a California corporation ("Pinnacle"), Great Pacific Insurance Company, a California corporation (the "Insurance Subsidiary") and Fastrac Systems, Inc. Insurance Agent & Broker, a California corporation (the "Agency") (which together with Fastrac Systems, Inc., a California corporation ("Fastrac") are referred to in this Report collectively as the "Subsidiaries") provide specialized information services and related insurance products to mortgage bankers, other financial institutions and others located throughout the United States. National and its Subsidiaries are referred to in this Report collectively as the "Company". Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis, enabling these institutions and others to:

     - determine if the residential or commercial real estate is located within a federally-designated Special Flood Hazard Area ("SFHA"), which real estate is collateral for loans being financed or serviced by such institutions or for other purposes, (the "Flood Zone Determination Services"); and

     - monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), automobile and other consumer loans and leases and, to a lesser extent, commercial mortgages (collectively, the "Tracking Services").

     When the Tracking Services indicate that insurance coverage has lapsed, the financial institution may contract with the Company to provide specialized, short-term fire, allied peril or physical damage insurance (generally referred to as "force-place" insurance), which the Company provides through its wholly-owned subsidiary, Great Pacific Insurance Company, a California corporation (the "Insurance Subsidiary"), in 48 states and the District of Columbia and through nonaffiliated insurance companies in the remainder of the United States. In addition, the Company provides flood insurance, for which the risk is assumed by the U. S. Government under the National Flood Insurance Program ("NFIP"). The Insurance Subsidiary is rated "A+" ("Superior") by A.M. Best, a nationally recognized insurance statistical and rating service.

     The Company began operations in 1972 as an independent general insurance agency (which is currently operating as a subsidiary of National under the name Fastrac Systems, Inc. Insurance Agent & Broker, a California corporation (the "Agency")) selling to financial institutions short-term fire and related insurance products written by nonaffiliated companies. In 1977, the Company formed the Insurance Subsidiary to underwrite the business being generated by the Agency. During the mid-1980s, the Company developed computer software systems to provide financial institutions with an economic and efficient alternative to the time-consuming and labor-intensive processes traditionally associated with monitoring and obtaining insurance coverage on collateral securing mortgages, consumer loans and leases and foreclosed properties. In 1991, the Company acquired certain assets of Fastrac Systems, Inc., a California corporation ("Fastrac"), which expanded the Company's Tracking Services to provide outsourcing capabilities. Fastrac operates as a wholly owned subsidiary of the Agency.

     Beginning in the late 1980s, the Company developed and test-marketed its Flood Zone Determination Services which assist a financial institution that is financing improved real estate in meeting its obligation to advise potential borrowers if such improvement is located within an SFHA. Federal law and certain secondary markets require: (i) that regulated real estate lenders and users of such markets determine and disclose to each mortgage loan applicant if the property securing such loan is located in a federally-designated flood zone; and (ii) that borrowers maintain flood insurance in force as long as the mortgaged property is included within an SFHA. To enhance its entry into and penetration of the flood zone determination market, in 1990, the Company purchased certain assets of a flood zone determination competitor.

     The Company's information services and insurance products are marketed nationwide by its direct sales force to mortgage bankers, other financial institutions (including mortgage origination/servicing companies, commercial banks, savings and loans, credit unions and automobile leasing firms and others). Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

MARKET OVERVIEW

  Flood Zone Determination Services Market

     The Company markets its Flood Zone Determination Services and, in certain cases, flood insurance, to mortgage lenders, including mortgage bankers, commercial banks, savings and loans, insurance companies, credit bureaus and others. In the late 1980s, the Company utilized its proprietary technology to develop a database which enables it to determine whether or not a specific property address is located in an SFHA as defined by the Federal Emergency Management Agency ("FEMA"). The Company's database was developed by merging about 65,000 of the approximately 90,000 flood maps which have been developed by FEMA under the NFIP, which do not contain address-specific information, with a geographic database which contains address-specific information. In addition, for those addresses not in the Company's database, the Company makes these determinations manually using the FEMA flood maps, census maps, parcel maps, subdivision maps, tract maps, as well as aerial photographs and other available information.

     The National Flood Insurance Reform Act of 1994 ("Flood Reform Act") affirmed existing requirements that borrowers must be informed prior to loan closing whether or not their property is located in an SFHA and, if so located, flood insurance must be purchased for all loans made by federally regulated institutions and loans purchased by Federal agencies, such as Fannie Mae and Freddie Mac. The Flood Reform Act expanded existing law by requiring borrowers to place in force flood insurance if their property is determined to be located in an SFHA. The Flood Reform Act further allows a lender to charge a borrower a reasonable fee for such flood zone determination services and requires that the provider of such services guarantee the accuracy of its flood zone determinations.

  Insurance Tracking Services Market

     The Company markets its Tracking Services to mortgage bankers and financial institutions that own or service loan and personal property lease portfolios ("Servicers"). In many cases, the Company also sells force-place insurance to customers that use its insurance tracking services. See "Business -- Market Overview -- Specialized Insurance Market".

     Servicers generally have a need to monitor whether insurance is maintained on the real property or collateral for the loan or lease. The Company has developed special-purpose, proprietary systems which track insurance information on all types of loan and personal property lease portfolios. The Company primarily focuses its marketing efforts on Servicers with mortgage loan, consumer loan (primarily automobile) or automobile lease portfolios.

  Specialized Insurance Market

     The Company markets its specialized insurance including force-place and, in certain cases, flood insurance, to mortgage bankers and financial institutions that own or service loan portfolios. Servicers generally monitor whether insurance is maintained on the real property or collateral for the loan. In the event a borrower allows insurance to lapse, Servicers may order force-place insurance from the Company. The Company sells force-place insurance to customers that use its Tracking Services and to customers which track their own loans and manually order such insurance. The Company primarily sells flood insurance to customers that also use its Flood Zone Determination Services. See "Business -- Market Overview -- Flood Zone Determination Services Market" and "-- Insurance Tracking Services Market".

INFORMATION SERVICES

  Flood Zone Determination Services

     The use of the Company's on-line computerized Flood Zone Determination Services system is offered nationwide to financial institutions and others through Pinnacle. The proprietary system is a database of digitized geographical information which determines whether or not a particular property address is located in an SFHA and enables users to access Pinnacle's database using computer time share, batch processing or electronic data interface services. Where it cannot be determined whether a particular property address is located in an SFHA through the database, Pinnacle manually renders the determination. In addition, customers may submit their determination requests by facsimile. The Flood Zone Determination Services system also prints flood zone certificates, certain disclosure notices, flood insurance policy rating information and, for some customers, flood insurance policies which policies are placed through the Agency and, in most cases, with the Insurance Subsidiary. In addition, Pinnacle introduced life of loan service in 1991, whereby Pinnacle will automatically notify financial institutions of changes in the SFHA status of properties in their mortgage loan portfolios for the period during which their agreement with Pinnacle is in effect, or throughout the term of the loan, depending upon the fee paid for the life of loan service.

  Tracking Services

     The Company, through Fastrac, provides its Tracking Services to financial institutions located throughout the United States. The system utilizes Company-developed special-purpose, proprietary software and database systems to provide multiple tracking features for mortgages, automobile and personal property loan and automobile lease portfolios, as well as for portfolios of properties which have been foreclosed upon by financial institutions ("Real Estate Owned" or "REO"). The Tracking Services may be customized to meet the specific needs of each customer and provide automated insurance tracking and data processing services, such as tracking of whether or not insurance is in force, processing correspondence, ordering and canceling insurance coverage, receiving and placing telephone calls on behalf of its customers, and accounting for multiple premium transactions. Where Fastrac processes a customer's insurance transactions at Fastrac's facilities, the customer may access Fastrac's database to determine the status of any particular matters. Such services provided by Fastrac are commonly known as "Outsourcing." Customers who process their own insurance transactions may access Fastrac's computer system to order force-place insurance or REO insurance. See "Business -- Insurance Products -- Force-Place Insurance". The Company believes its Tracking Services enable financial institutions to track insurance coverage more efficiently and accurately and to reduce their internal labor costs.

  Competition

     The flood zone determination business is highly competitive. The major competitors known to management include Transamerica Flood Hazard Certification, First American Flood Data Services, Inc., Geotrac, Palma-Lazar & Ulsh, Inc., Lereta Corporation, National Flood Certification Services, Inc., National Flood Information Services, Flood Zones, Inc. and numerous other providers. Management believes that the most significant factors affecting competition are speed and responsiveness of service, accuracy, breadth of geographical area covered, price and financial strength. The Company believes it competes favorably with respect to these factors.

     The insurance tracking industry is also highly competitive. The major competitors in the tracking industry include American Security Insurance Company, American Sterling Insurance Group, Balboa Life and Casualty, Insureco Inc. and numerous other providers. Management believes that the most significant factors affecting competition are speed, accuracy and responsiveness of service, price and financial strength. The Company believes it competes favorably with respect to these factors.

INSURANCE PRODUCTS

     The Company provides the following specialized insurance products to its Tracking Services and Flood Zone Determination Services customers, other financial institutions and insurance agents and brokers.

  Force-Place Insurance

     Force-place insurance is purchased by financial institutions when their borrowers, whose loans are secured by real property, fail to provide the financial institutions with adequate evidence of fire and certain allied perils insurance covering improvements to real property. The financial institutions pay insurance premiums directly to the Insurance Subsidiary and ordinarily are entitled to reimbursement of the premiums paid to the Insurance Subsidiary from their borrowers in accordance with the terms of their loans. In the Company's experience, approximately 53% of force-place insurance coverage terminates or is canceled within approximately sixty (60) days of the date the policy is issued, but some policies remain in force for periods of up to one (1) year or more.

     The Insurance Subsidiary also offers REO insurance to financial institutions for properties on which they have foreclosed. REO insurance is generally issued for thirty (30) day periods, and provides coverage similar to the coverage provided under force-place policies. REO insurance premiums may be higher than force-place premiums because of the higher risks involved in insuring REO property, which is often vacant.

     Financial institutions ordinarily require immediate coverage for force-place and REO insurance, but generally do not have readily available underwriting information. Due to the lack of underwriting information, the Insurance Subsidiary usually calculates its premiums on flat rates, and covers almost all improvements on real properties, vehicles or other personal property submitted by financial institutions within predesignated limits and territories. See "Business -- Insurance Operations -- Underwriting". This method, while commonly used by force-place insurers, is unusual in the insurance industry which traditionally underwrites each risk on an individual or class basis. The Insurance Subsidiary may terminate relationships with financial institutions and insurance agents and brokers which request coverage for properties, vehicles or other personal property that have significantly higher-than-average risks or for other reasons. When an insurance policy is canceled for any reason, the Insurance Subsidiary is required to refund, at a minimum, an unearned premium calculated pursuant to applicable statutes or regulations, unless a minimum earned premium has been established.

     The Insurance Subsidiary's primary customers for force-place and REO insurance are mortgage bankers and financial institutions which provide mortgages on one-to-four unit dwellings, apartment buildings and commercial buildings. The net premiums earned by the Insurance Subsidiary on one-to-four unit dwellings accounted for approximately 78% of the Insurance Subsidiary's force-place and REO insurance for fiscal years 1992 through 1996.

     The Insurance Subsidiary also offers force-place automobile and personal property physical damage insurance products to financial institutions with loans secured by automobiles or personal property. The insurance and service needs of such financial institutions are similar to the needs of financial institutions with loans secured by real property. These financial institutions are serviced primarily on an outsourcing basis.

     The Insurance Subsidiary recently began underwriting automobile physical damage insurance through a general insurance agent. These policies are sold to the general public through insurance agents and brokers. The rates charged for this type of insurance are higher than usually charged in the standard insurance market.

     The Insurance Subsidiary writes force-place and REO insurance on a direct basis in 48 states and the District of Columbia. The Insurance Subsidiary assumes some of the risk and premium on force-place and REO insurance in the other states by being the primary reinsurer on such business generated by the Agency. See "Business -- Insurance Operations -- Agency Operations".

  Flood Insurance

     In 1987, the Company entered into an agreement with the Federal Insurance Administration of FEMA enabling the Insurance Subsidiary to issue flood insurance polices in the Write Your Own Program ("WYO Program"). Under the WYO Program, insurance companies are authorized by FEMA to write flood insurance, and 100% of each risk is ceded to FEMA. The Insurance Subsidiary receives a commission based upon a percentage of premium for each policy it writes under the WYO Program. The Insurance Subsidiary provides its flood insurance policies under the WYO Program to customers who utilize Pinnacle's Flood Zone Determination Services and Fastrac's Tracking Services and through insurance agents and brokers.

  Competition

     The Insurance Subsidiary's major competitors in the highly competitive force-place insurance industry include the major competitors Fastrac confronts in the insurance tracking industry. See "Business -- Information
Services -- Competition". The flood insurance business is also very competitive and is serviced by approximately 100 WYO carriers and other carriers offering flood insurance products that are underwritten by private carriers, many of which competitors have greater financial, marketing and other resources than the Insurance Subsidiary. Management believes that the most significant factors affecting competition in the specialized insurance industry include speed and responsiveness of service, breadth of insurance coverage and services offered, amount of commissions paid, price and financial strength. The Company believes it competes favorably with respect to these factors.

INSURANCE OPERATIONS

  Agency Operations

     The Agency is a general insurance agent for the Insurance Subsidiary and other insurance companies. The Agency has entered into agency agreements to sell force-place and REO insurance in the states where the Insurance Subsidiary does not write insurance on a direct basis. These other insurance companies are not affiliated with the Company. They are Empire Fire and Marine Insurance Company, covering New Hampshire, and Universal Underwriters Insurance Company, covering New York. Under the agency agreements, the unaffiliated insurance companies pay the Agency commissions for policies sold. These agency agreements allow the Agency to initiate and maintain relationships with customers and to continue these relationships following termination of the agency agreements. The Agency also markets flood insurance policies on behalf of the Insurance Subsidiary and other WYO Program insurance companies.

     The Agency is currently licensed and regulated as an insurance agent and broker in California and as a nonresident insurance agent and/or broker in 32 other states and the District of Columbia. See "Business -- Regulation".

  Underwriting

     Insurance companies traditionally underwrite risks individually or by class. Since financial institutions usually do not have the underwriting information traditionally required by many insurance companies to issue fire or personal property physical damage insurance at the time that financial institutions require insurance coverage, the Insurance Subsidiary, like many of its force-place insurance competitors, insures for a flat premium rate almost all property within predesignated limits and territories without the application of underwriting criteria to individual risks. The Insurance Subsidiary determines its flat premium rate based on its underwriting experience and knowledge of the industry in which it operates. The Insurance Subsidiary uses actuaries to determine such premium rates, only where mandated by law, regulations or by unaffiliated insurance companies it represents as an agent. Accordingly, the Insurance Subsidiary may be insuring individual risks that it might not have insured if it had information obtained in the traditional underwriting process. The automobile physical damage insurance written through an unaffiliated general agent is underwritten using more traditional methods of underwriting.

  Policies and Endorsements

     For its force-place insurance products, the Insurance Subsidiary uses its own policy language, the policy language of companies it represents as an agent, and the policy language required by applicable law or regulation, together with forms extending coverage and lender loss-payable forms giving financial institutions certain rights. The Insurance Subsidiary customizes its policy language and forms to meet the specific needs of its customers. The Insurance Subsidiary has also developed some special endorsements, including one which provides that some force-place insurance is in excess of other insurance. In many states the policy forms and rates charged must be filed with the insurance regulatory agency of the state and such filing may be subject to approval or disapproval by that regulator before the form or rate can be used. For flood insurance, the Insurance Subsidiary uses policy language provided by FEMA.

     The maximum limit of the Insurance Subsidiary's insurance coverage overall is generally $3 million per property location for force-place insurance, $500,000 per location for REO insurance, $100,000 per vehicle for force-place physical damage insurance and $50,000 for the automobile physical damage written through an unaffiliated general agent. In certain cases, the Insurance Subsidiary grants customers a higher maximum limit and, additionally, the Insurance Subsidiary may underwrite risks outside of predesignated limits and, in some cases, may use underwriting information furnished by financial institutions, but, to date, such underwritten risks have not represented a material portion of the Insurance Subsidiary's net premiums earned. For flood insurance, the Insurance Subsidiary uses coverage limits and rates provided by FEMA.

  Insurance Operating Ratios

     The underwriting experience of insurance companies is traditionally measured by the statutory "combined ratio". The combined ratio, calculated on a SAP (Statutory Accounting Principles) basis, is the sum of: (i) the ratio of losses and LAE (loss adjustment expenses) incurred to net premiums earned (the "loss ratio"); and (ii) the ratio of the underwriting and operating expenses, exclusive of deferred acquisition costs, to net premiums written (the "expense ratio"). The approximate SAP underwriting profit (loss) is reflected by the extent to which the combined ratio is less (indicating profit) or greater (indicating loss) than 100%. The following table shows, for the periods indicated, the Insurance Subsidiary's loss ratio, expense ratio and combined ratio.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                 1992      1993      1994      1995      1996
                                                 -----     -----     -----     -----     -----
    Loss ratio...............................     37.1%     38.5%     37.8%     35.5%     30.0%
    Expense ratio............................     50.5%     53.4%     55.7%     66.6%     61.2%
                                                 ------    ------    ------    ------    ------
    Combined ratio...........................     87.6%     91.9%     93.5%    102.1%     91.2%
                                                 ======    ======    ======    ======    ======
    Property and casualty industry combined
      ratio(1)...............................    115.7%    106.9%    108.5%    106.5%    107.0%
                                                 ======    ======    ======    ======    ======

---------------

(1) Based on property and casualty insurance industry statistics published by A.M. Best as of December 31, 1995. Industry statistics for 1996 are preliminary estimates available from A.M. Best as of the date of this report. The Company does not currently write any casualty insurance.

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

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                       1992     1993     1994     1995      1996
                                                       ----     ----     ----     ----      ----
    Net premiums written to surplus ratio............  1.2      1.0      0.8      0.6       0.5
    Property and casualty industry average(1)........  1.4      1.3      1.3      1.1       1.0

---------------

(1) Based on property and casualty insurance industry statistics published by A.M. Best as of December 31, 1995. Industry statistics for 1996 are preliminary estimates available from A.M. Best as of the date of this report. The Company does not currently write any casualty insurance.

  Loss and LAE Reserves

     The Insurance Subsidiary is required to maintain adequate reserves for the payment of anticipated eventual losses arising from claims which have been reported to it and claims which have been incurred but not yet reported. A loss and LAE reserve is established in an amount estimated by the Insurance Subsidiary to be sufficient to cover its costs of settling claims. The amount of this reserve is usually based upon management's experience with similar losses and, when available, the report of an outside adjuster. In addition, a reserve account is established to cover claims for losses that have been incurred but are not yet reported in an amount estimated by the Insurance Subsidiary to be sufficient to cover its costs of unreported losses. The amount of this reserve is based upon statistical analyses and historical trends. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available to them. As additional experience and other data become available and are reviewed, estimates and judgments may be changed which result in adjustments in operating results for the period in which such changes are made. Unlike many other types of losses, such as liability losses, losses relating to force-place, REO, flood and automobile physical damage insurance are usually known and reported to an insurance carrier promptly; the amount of the loss is usually easier to determine promptly than other types of insurance losses; and, claims are usually settled without prolonged litigation, meaning that the risks are "short-tailed". As a result, more timely information is usually available to calculate and evaluate the adequacy of reserves on known and unreported claims than with many other lines of insurance.

     The Insurance Subsidiary's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. The Insurance Subsidiary's most recent actuarial review of such reserves as of December 31, 1996, concluded that the reserves (i) met the requirements of the insurance laws of California, (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) made a reasonable provision for all unpaid loss and loss expense obligations of the Company under the terms of its policies and agreements.

     There are no differences between reserves determined in accordance with generally accepted accounting principles and the reserves established by the Insurance Subsidiary based upon accounting principles and practices prescribed or permitted by insurance regulatory authorities. The Insurance Subsidiary's estimate of loss reserves includes an implicit provision for inflation. The Insurance Subsidiary does not discount loss reserves. For the Insurance Subsidiary's accounting policy see Note 2 of Notes to Consolidated Financial Statements.

     The Insurance Subsidiary's loss reserves include losses reinsured by other companies. The estimated recoveries from reinsurers are included in net premiums and accounts receivable. See "Business - Insurance Operations -Reinsurance" and
Note 10 of Notes to Consolidated Financial Statements.

     The following table provides the reconciliation of reserves for losses and LAE for the periods indicated (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER
                                                                       31,
                                                           ----------------------------
                                                            1994       1995       1996
                                                           ------     ------     ------
        Reserves for losses and LAE at beginning of
          year...........................................  $5,628     $3,360     $3,055
                                                           ------     ------     ------
        Losses and LAE:
          Provision for losses and LAE for claims
             occurring in current year...................   7,627      6,378      3,971
          Increase (decrease) in estimated losses and LAE
             for claims occurring in prior years.........     246       (334)        31
                                                           ------     ------     ------
                                                            7,873      6,044      4,002
                                                           ------     ------     ------
        Losses and LAE payments for claims occurring
          during:
          Current year...................................   4,664      4,329      2,487
          Prior years....................................   5,477      2,020      2,372
                                                           ------     ------     ------
                                                           10,141      6,349      4,859
                                                           ------     ------     ------
        Reserves for losses and LAE at end of year.......  $3,360     $3,055     $2,198
                                                           ======     ======     ======

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

                                                        FOR THE YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------
                              1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
                             ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                 (IN THOUSANDS)
Balance sheet reserves for
  losses and LAE...........  $1,579   $1,942   $2,195   $1,776   $4,702   $3,731   $5,628   $3,360   $3,055   $2,198
Cumulative amount paid as
  of:
  One year later...........  $1,117   $1,697   $1,634   $1,336   $4,391   $2,448   $5,477   $2,020   $2,372
  Two years later..........   1,307    1,916    1,923    1,837    4,551    2,645    5,822    2,234       --
Three years later..........   1,323    2,061    2,104    1,917    4,763    2,679    5,890       --       --
  Four years later.........   1,339    2,191    2,157    2,013    4,826    2,686       --       --       --
  Five years later.........   1,376    2,213    2,183    2,013    4,849       --       --       --       --
  Six years later..........   1,386    2,222    2,183    2,018       --       --                --       --
  Seven years later........   1,386    2,222    2,183       --       --       --       --       --       --
  Eight years later........   1,386    2,222       --       --       --       --       --       --       --
  Nine years later.........   1,386       --       --       --       --       --       --       --       --
Reserves reestimated as of:
  One year later...........  $1,482   $2,159   $1,807   $1,769   $4,817   $2,978   $5,781   $3,026   $3,086
  Two years later..........   1,447    2,033    2,060    1,897    4,660    2,652    5,844    3,390       --
  Three years later........   1,460    2,122    2,120    1,920    4,772    2,672    5,937       --       --
  Four years later.........   1,352    2,191    2,158    2,013    4,838    2,705       --       --       --
  Five years later.........   1,376    2,214    2,183    2,013    4,853       --       --       --       --
  Six years later..........   1,386    2,222    2,183    2,018       --       --       --       --       --
  Seven years later........   1,386    2,222    2,183       --       --       --       --       --       --
  Eight years later........   1,386    2,222       --       --       --       --       --       --       --
  Nine years later.........   1,386       --       --       --       --       --       --       --       --
  Cumulative redundancy
    (deficiency)...........  $  193   $ (280)  $   12   $ (242)  $ (151)  $1,026   $ (309)  $  (30)  $   31

     The cumulative redundancies (deficiencies) noted in the above table are a result of the reserving process which, as discussed above, is based upon management judgment and estimates that are subject to adjustment as additional information becomes known. The Company believes that the current reserves adequately represent management's best estimate of liability for foreseeable claims. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results -- Reserve Adequacy".

  Investments

     Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, deposits in regulated banks, savings and loans and other federally insured institutions, real estate mortgages and real estate. As of December 31, 1996, the Company had $33 million of investment assets. The Insurance Subsidiary held approximately $29 million of those investments.

     The Company's investment policy is determined by the Company's Board of Directors and is reviewed on a quarterly basis. Pursuant to its investment policy, the Company concentrates, for the most part, its investments in certificates of deposit, treasury securities and state and municipal issued securities. The Insurance Subsidiary also maintains a large portion of its investments in short-term instruments in order to maintain the ability to fund large losses of the Insurance Subsidiary's insureds, should they occur.

     The following tables reflect the investments of the Company (dollars in thousands). The table set forth below reflects the average amount of investments, income earned and annualized yield thereon for the three (3) years ended December 31, 1996.

                                                         FOR THE YEARS ENDED DECEMBER
                                                                      31,
                                                        -------------------------------
                                                         1994        1995        1996
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Average investment............................  $40,982     $38,080     $34,888
        Net investment income.........................    1,836       2,042       1,975
        Average annualized yield......................      4.5%        5.4%        5.7%

     The following table summarizes by type, the investments of the Company as of December 31, 1996 (dollars in thousands). The Company's investments are either insured by the Federal Deposit Insurance Corporation or have one of the top two designations from the National Association of Insurance Commissioners ("NAIC"), which correspond to an "investment grade" rating.

                                                                              PERCENT OF
                                                                  AMOUNT        TOTAL
                                                                  -------     ----------
        Short-term investments..................................  $ 5,021         15.4%
        Certificates of Deposit.................................   12,294         37.8%
        U.S. Government-backed securities.......................    2,609          8.0%
        Obligations of states and municipalities................   10,517         32.3%
        Equity securities.......................................    2,051          6.3%
        Mortgage-backed securities..............................       81          0.2%
                                                                  -------        -----
                  Total investments.............................  $32,573        100.0%
                                                                  =======        =====

     The table set forth below indicates the expected maturity distribution of the Insurance Subsidiary's fixed income securities and short-term investments as of December 31, 1996 (dollars in thousands).

                                                                              PERCENT OF
                                                                  AMOUNT      PORTFOLIO
                                                                  -------     ----------
        One year or less......................................    $14,675         48.0%
        One year to five years................................     10,523         34.4%
        Six years to ten years................................      4,885         16.1%
        More than ten years...................................        439          1.5%
                                                                  -------        -----
                  Total fixed income securities and short-term
                    investments...............................    $30,522        100.0%
                                                                  =======        =====

  Reinsurance

     In order to limit the maximum losses for which it might otherwise be solely responsible under its policies, the Insurance Subsidiary arranges for the payment of a portion of the premiums it receives to other insurance companies pursuant to a series of treaties of reinsurance in return for reinsurance to protect against losses in excess of certain limits. The amount of potential exposure which is not reinsured is referred to as the Insurance Subsidiary's "retention". The Insurance Subsidiary pays treaty reinsurers a percentage of net premiums written and/or earned to cover reinsurance costs.

     The Insurance Subsidiary, subject to certain limitations, for 1996 retained the first $750,000 of each risk and reinsured the rest up to a maximum $1.75 million per risk. This per risk excess reinsurance was provided in one layer and was subject to a maximum reinsurer's liability arising out of any one event of $3.5 million in the aggregate. The reinsurance contract had a one (1) year term. The Insurance Subsidiary also purchased catastrophic reinsurance, under which the Insurance Subsidiary was protected against an accumulation of losses arising out of any one event up to $11.75 million in excess of the initial $1.75 million of losses which the Insurance Subsidiary incurred. The first layer of catastrophic reinsurance covered 95% of the first $2.5 million in excess of $2.5 million for each occurrence, with a maximum of 95% of $5.0 million for all losses during the term of the contract. The second layer covered 95% of the next $5.0 million over $5.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. The third layer of catastrophic reinsurance covered 95% of the next $5.0 million in excess of $10.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. Each of the catastrophic reinsurance agreements has a one (1) year term.

     The Insurance Subsidiary, subject to certain limitations, currently retains the first $500,000 of each risk and reinsures the rest up to a maximum $2.0 million per risk. This per risk excess reinsurance is provided in one layer and is subject to a maximum reinsurer's liability arising out of any one event of $4 million in the aggregate. The reinsurance contract has a one (1) year term. The Insurance Subsidiary also purchases catastrophic reinsurance, under which the Insurance Subsidiary is protected against an accumulation of losses arising out of any one event up to $12.5 million in excess of the initial $2.5 million of losses which the Insurance Subsidiary incurs. The first layer of catastrophic reinsurance covers 95% of the first $2.5 million in excess of $2.5 million for each occurrence, with a maximum of 95% of $5.0 million for all losses during the term of the contract. The second layer covers 95% of the next $5.0 million over $5.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. The third layer of catastrophic reinsurance covers 95% of the next $5.0 million in excess of $10.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. Each of the catastrophic reinsurance agreements has a one (1) year term. The Insurance Subsidiary from time to time purchases another form of reinsurance called "facultative reinsurance" for an individual policy or group of policies to protect the Insurance Subsidiary and its treaty reinsurers from certain risks or when the amount of insurance exceeds the maximum amount covered under various reinsurance treaties. The Insurance Subsidiary negotiates the cost of facultative reinsurance on a case-by-case basis, and normally passes on such costs to the insured.

     The purchase of reinsurance does not relieve the Insurance Subsidiary of liability for the full amount of loss in the event the reinsurer fails or refuses to pay the reinsured portion. To date, the Insurance Subsidiary has collected full reinsurance reimbursement on all claims submitted to its reinsurers. During 1992, 1993, 1994 and 1995, the Insurance Subsidiary ceded losses of $1,267,000, $423,000, $213,000 and $6,600 respectively, to reinsurers.
In 1995 and 1996, the Insurance Subsidiary paid 5.3% and 4.9%, respectively, of its premiums earned for its excess and catastrophic reinsurance treaties.

REGULATION

  Regulation in General

     Pinnacle's operations are generally not subject to regulation by any government agency. Certain rules relating to issuing flood zone determination certificates are contained in volume 44 of the Code of Federal Regulations. FEMA generally oversees the enforcement of such regulations, however, neither FEMA nor any other government agency directly regulates the activities of Pinnacle.

     The Insurance Subsidiary is subject to regulation by government agencies in California, its state of domicile, and in the remaining states in which it does business. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically, among other things, involves prior approval of the acquisition of "control" of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risk which may be insured by a single company, licensing of insurers and their agents, deposits of securities for the benefit of policyholders, approval of policy forms, methods of accounting, establishing reserves for losses and loss adjustment expenses and filing of annual report financial statements and other reports with respect to the financial condition of the insurer and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders. The following represent the more significant insurance regulatory requirements which are or will be imposed on the Insurance Subsidiary and its affiliates.

  Licensing in Other Jurisdictions

     In order to issue policies on a direct basis in a state, the Insurance Subsidiary either: (i) must be licensed by such state and usually must have its rates and policy forms approved by such state's insurance regulator; or (ii) under certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval. The Insurance Subsidiary currently is licensed to write insurance in the following 46 states and the District of Columbia:

Alabama
Alaska
Arizona
Arkansas
California
Colorado
Connecticut
Delaware
Florida
Georgia
Hawaii
Idaho
Indiana
Illinois
Iowa
Kansas
Kentucky
Louisiana
Maine
Maryland
Massachusetts
Michigan
Minnesota
Mississippi
Missouri
Montana
Nebraska
Nevada
New Jersey
New Mexico
North Carolina
North Dakota
Ohio
Oklahoma
Oregon
Pennsylvania
Rhode Island
South Carolina
South Dakota
Tennessee
Utah
Virginia
West Virginia*
Washington
Wisconsin
Wyoming

---------------

* Insurance Subsidiary has not had its rates and policy forms approved by the West Virginia Insurance Commissioner, however, application for policy form and rate approval has been made.

     In addition, the Insurance Subsidiary is authorized to write insurance in Texas and Vermont on a surplus lines basis.

     The Insurance Subsidiary is in the process of obtaining requisite approvals to write insurance on a direct basis in New Hampshire. The Agency (or, as to some states, at least one of the Agency's officers) must be licensed in any state in which it operates. The Agency is currently licensed in California and as a nonresident insurance agent and broker in 32 other states and the District of Columbia. Timothy Dixon, Assistant Vice President and Assistant Secretary of the Company, is licensed as a broker and/or agent in 49 states and the District of Columbia.

  Restrictions on Dividends Payable by the Insurance Subsidiary to the Company

     As a nonoperating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, principally the Insurance Subsidiary. The Insurance Subsidiary is subject to laws and regulations which restrict its ability to pay dividends. Effective January 1, 1994, the Insurance Subsidiary must report to the California Department of Insurance (the "Department") all dividends and other distributions to shareholders within five business days following declaration. No dividend or other distribution to shareholders may be paid until at least ten business days after receipt by the California Insurance Commissioner (the "Commissioner") of such notice. Moreover, the Insurance Subsidiary may not pay any extraordinary dividend or make any other extraordinary distribution to its shareholders until thirty days after receipt by the Commissioner of a Notice of Declaration thereof and, within such period, the Commissioner has not disapproved such payment. The interim period will allow the Department to issue an order stopping payment of the dividend if, in the Department's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public. An extraordinary dividend or distribution, is any dividend or distribution which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of either:

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

  Restrictions on Transactions Among Affiliates of the Insurance Subsidiary

     In addition to the dividend payment restrictions set forth above, California law places further restrictions upon the ability of an insurance company to enter into certain transactions with its affiliates. In particular, insurers are generally required to disclose to the Department certain in force agreements, relationships subsisting, and transactions which are deemed "material". These include all sales, purchases, exchanges, loans, extensions of credit, investments or other payments made by or to the insurance company within the immediately preceding twelve (12) months provided such payments involve in the net aggregate one-half of one percent or more of the insurer's admitted assets or 5% or more of the insurer's surplus as to policyholders, determined by whichever is greater, as of December 31 of the preceding year. In addition, prior approval of the Department is necessary with respect to sales, purchases, exchanges, loans or extensions of credit, or investments or other payments made by or to the insurance company within the immediately preceding twelve (12) months, provided such payments involve in the net aggregate more than 5% of the insurer's admitted assets or 25% of the insurer's surplus as to policyholders, determined by whichever is less, as of December 31 of the preceding year. These restrictions will apply to all payments made by the Insurance Subsidiary to any of its affiliates, including National and the Agency, as well as all payments made by any of the affiliates to the Insurance Subsidiary.

  Risk-Based Capital Rules

     The National Association of Insurance Commissioners ("NAIC") has adopted a formula to calculate Risk Based Capital ("RBC") of property and casualty insurance companies and adopted an RBC model for property and casualty insurance companies.

     Although the final RBC model for property and casualty insurance companies cannot be predicted with certainty, such model can be expected to measure four major areas of risk facing property and casualty insurers: underwriting, credit, investment, and other off-balance sheet risks. Companies having statutory surplus less than that determined necessary by the RBC model will likely be required to adequately address these three risk factors and will be subject to varying degrees of regulatory intervention, depending upon their level of capital inadequacy. The RBC model for the 1996 annual statement did not indicate an impairment of the Insurance Subsidiary's measurement of capital adequacy.

  Rate Regulation Under Proposition 103

     In November 1988, California voters approved Proposition 103. Proposition 103 requires, in part, a one (1) year 20% rate rollback for substantially all property and casualty insurance written in California with the exception of workers' compensation and reinsurance.

     In May 1989, the California Supreme Court held that insurers would not be obligated to pay the rate rollback mandated by Proposition 103 if they could demonstrate that application of the rollback would produce confiscatory rates which would deny a fair and reasonable rate of return. The California Supreme Court's decision allowed insurers to file and use rates after November 8, 1989, pending approval by the Department.

     On February 26, 1993, the trial court in 20th Century Insurance Company v. Garamendi, determined that the regulations which included the rollback formula for rate determination were unlawful. The Department appealed the trial court's determination and on August 25, 1994, the California Supreme Court unanimously held that the California Insurance Commissioner's rollback formula which includes a uniform rate of return was constitutional and complied with the intent of Proposition 103. The Department, by letter dated June 13, 1995, denied the Company's application for an adjustment to the Department's formula for determining the amount of the Company's Proposition 103 rollback liability and assessed the liability to be $4.5 million. In order to reserve for the $4.5 million, the Company accrued $4.1 million in the second quarter of 1995 in addition to the 1994 accrual of $433,000. This amount is included on the balance sheet as Reserve for Proposition 103 and on the income statement as Non-recurring Expenses.

     On October 25, 1995, the Insurance Subsidiary entered into a stipulation and consent order with the Department to resolve the Insurance Subsidiary's rollback obligation. Pursuant to that settlement, the Insurance Subsidiary agreed to pay the sum of approximately $4.1 million as a rollback refund to its policyholders for the rollback year. The Company made the refunds during the first quarter of 1996. The rollback refund was paid to each eligible policyholder in the proportion that the written premium for each policyholder bears to the Insurance Subsidiary's total written premiums in California for policies in Proposition 103 lines issued or renewed during the rollback year. Pursuant to the settlement, the rollback refund constitutes the Insurance Subsidiary's entire rollback obligation and fully discharges the Insurance Subsidiary and extinguishes all of its obligations to rollback rates, make rollback refunds to policyholders, or pay interest to rollback policyholders. The Department has agreed to seek no further rollbacks or interest against the Insurance Subsidiary for the rollback year. Also, the settlement approves all rate filings which received interim approvals for current rate levels made since 1989, and all rates and rate levels charged by the Insurance Subsidiary from time to time between November 8, 1989, and the date the settlements were approved.

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

  Membership in Insolvency Funds and Associations

     Most states require property and casualty insurance companies to become members of insolvency funds or associations which generally protect policyholders against the insolvency of insurance companies writing business in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies. The maximum contributions required by law in any one (1) year have varied between 1% and 2% of annual premiums written by a member in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. The Insurance Subsidiary is required to participate in such insolvency funds and associations and contributed $0 in 1995 and $23,056 in 1996 to such funds and associations.

     The Insurance Subsidiary is also required to participate in various mandatory insurance facilities or to participate in funding mandatory pools. These include individual state facilities such as the state FAIR Plan Associations. The Insurance Subsidiary made certain significant contributions to the California FAIR Plan Association in 1995 and 1996. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

MARKETING

     The Company's information services and insurance products are marketed nationwide by its sales and marketing staff located in California, Florida, Georgia, Kansas, Oregon, Pennsylvania, Texas and Virginia. Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

     Most of the Company's sales personnel sell and market the Company's full line of services and products, although most of the Company's sales efforts in recent years have focused on the marketing of the Flood Zone Determination Services. In addition to a base salary, the direct sales personnel are compensated by commissions based, for the most part, on a percentage of revenues generated. Management works closely with its sales personnel to customize its Tracking and Flood Zone Determination Services to meet the needs of its financial institution customers. The Company uses direct mail and select advertising to augment its sales efforts, and has recently established an Internet web site.

SIGNIFICANT CUSTOMERS

     During the year ended December 31, 1996, no customer accounted for 10% or more of the Company's consolidated revenues.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 384 persons on a full-time basis, approximately 55 persons on a part-time basis and approximately 37 persons on a temporary basis.

     The Company has never experienced a work stoppage, and at present, no employee is known by management to be represented by a labor organization. The Company considers its employee relations to be good.

FINANCIAL INFORMATION

     The principal industry segments in which the Company operates are Insurance Products and Information Services. Information on revenue, identifiable assets, capital expenditures, and depreciation and amortization by segment appears in
Note 23 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     The Company leases its principal offices, located at 395 Oyster Point Boulevard, South San Francisco, California 94080, pursuant to a lease agreement entered into in November 1992. The lease is for approximately 45,600 rentable square feet at lease payments ranging from approximately $49,400 per month in the first year to $66,500 per month in the seventh year. The Company leases approximately 22,000 square feet in Concord, California at approximately $25,500 per month. The Company relocated its loan tracking operations (excluding its computer operations) from Bellevue, Washington, to South San Francisco, California, during 1994. In order to accommodate the Company's computer-related operations remaining in Bellevue, Washington, the Company entered into a new 3-year lease commencing approximately May 1, 1995, for approximately 5,060 square feet at a rental of approximately $7,600 per month. In connection with the final move of the Bellevue, Washington, operations to South San Francisco, California, the Company anticipates an early termination of such lease. The Company also entered into a new lease for approximately 11,860 square feet of office facilities in Springfield, Ohio, at lease payments of approximately $9,920 per month for the period August 1, 1995, through April 30, 1999, which lease may be terminated by the Company on July 31, 1998, upon three months prior notice and payment of a $3,000 termination fee. Some of the leases require the Company to pay certain operating expenses in addition to the lease payment.

ITEM 3. LEGAL PROCEEDINGS

     The Company is routinely a party to litigation incidental to its business, as well as other litigation. While the ultimate results of such litigation cannot presently be determined on the date of this Report, management believes that no individual item of litigation or group of similar items of litigation is likely to have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1996.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages as of March 25, 1997, are set forth below. Except for Mr. Gauer and Mr. Padilla, the following hold the indicated office with respect to National and each of the Subsidiaries.

         NAME             AGE                         POSITION WITH NATIONAL
----------------------    ---     --------------------------------------------------------------
Mark A. Speizer           53      Chief Executive Officer
Bruce A. Cole             49      President
Robert P. Barbarowicz     50      Executive Vice President, General Counsel and Secretary
Gregory S. Saunders       34      Executive Vice President, Treasurer and Chief Financial
                                  Officer
Tyron Yun                 42      Executive Vice President and Chief Information Officer
C. Alan Paylor            51      Executive Vice President, Sales and Marketing
Robert J. Lelieur         54      Vice President and Controller
Gerry L. Gauer            32      Senior Vice President of Pinnacle Data Corporation
Larry Padilla             47      Senior Vice President of Fastrac Systems, Inc., and of Fastrac
                                  Systems, Inc. Insurance Agent & Broker

     MR. SPEIZER, a co-founder of the Company, has served on the Board of Directors of National since its inception. Since July 1996, Mr. Speizer has served as Chairman of the Board and Chief Executive Officer of National. Between November 1986 and October 1995, Mr. Speizer served as Chairman of the Board and Chief Executive Officer of National, and between June 1995 and October 1995 served as President of National. Between 1972 and October 1995, Mr. Speizer also served in various executive level capacities and as a director for National's subsidiaries, and since July, 1996, Mr. Speizer again serves in such capacity for National's subsidiaries.

     MR. COLE was elected President of the Company in July 1996. From March 1994 through July 1996, Mr. Cole was general counsel and executive vice president of JB Oxford Holdings, Inc. From January 1991 through March 1994, Mr. Cole was of counsel to the law firm Rubinstein & Perry, A Professional Corporation, and Rubinstein & Perry, LLP, with an emphasis on business and corporation law with extensive involvement in corporate restructuring and securities industries matters. Mr. Cole was a founding partner of the law firm of Hendrickson, Higbie & Cole and served as a partner of the firm from 1981 to 1991.

     MR. BARBAROWICZ was elected Executive Vice President, General Counsel and Secretary of the Company in August 1996. From 1993 to 1996, Mr. Barbarowicz was a shareholder in the law firm Rubinstein & Perry, A Professional Corporation. Mr. Barbarowicz was of counsel to Rubinstein & Perry, LLP from 1991 to 1993. From 1983 to 1990, Mr. Barbarowicz was First Vice President and Assistant General Counsel of H.F. Ahmanson & Company and was General Counsel for The Ahmanson Insurance Companies from 1982 to 1989. In 1995, Mr. Barbarowicz commenced voluntary proceedings under the provisions of Chapter 13 of the federal bankruptcy laws, which proceedings were voluntarily withdrawn by Mr. Barbarowicz within sixty days thereafter without any action taken or any debts discharged.

     MR. SAUNDERS joined the Company in March 1997 as Executive Vice President, Treasurer and Chief Financial Officer. From 1990 to 1997, Mr. Saunders held several senior management positions at Transcisco Industries, Inc., including Vice President and Chief Financial Officer. From 1985 through 1988, Mr. Saunders served in various financial management capacities at PLM International, Inc., including Controller of PLM Transportation Equipment Management, Inc. Prior to 1985, Mr. Saunders held finance and system analytical positions at American Express Company, Inc. and Control Data Business Advisors, Inc. Mr. Saunders earned his Masters in Business Administration from the Graduate School of Business at Harvard University.

     MR. YUN joined the Company in August 1995 as Executive Vice President and Chief Information Officer. He served, from 1991 to 1995, as Director of Applications and Components Engineering of DHL Systems, Inc., and held executive positions with Oracle Corporation from 1990 to 1991, and with Arthur Andersen & Company from 1977 to 1990.

     MR. PAYLOR joined the Company in September 1996 as Executive Vice President, Sales. From October 1993 to September 1996, Mr. Paylor was Vice-President, Sales for First American Real Estate Information Services, Inc. Mr. Paylor served as Vice President, Sales for Computer Power, Inc. from January 1992 until October 1993.

     MR. LELIEUR joined the Company in November 1995 as Director of Finance and Controller. Mr. Lelieur currently serves as Vice President and Controller. From 1991 through October 1995 Mr. Lelieur served as Director of Finance for Advanced Computer Group Software where he was directly responsible for finance, accounting and human resources functions.

     MR. GAUER was elected Senior Vice President of Pinnacle Data Corporation in July 1996. From August 1995 through July 1996, Mr. Gauer was a consultant and temporary employee of Pinnacle Data Corporation. From 1994 through August 1995, Mr. Gauer was self employed as a financial consultant. Mr. Gauer was Operations Manager for Foster Ousley Conley, a nationwide appraisal firm, from 1992 until 1994, where he managed the sales, customer service, production and human resources functions as well as facilities management. In such capacity he managed a staff of approximately 120, including professional appraisers, productions managers, supervisors and processors.

     MR. PADILLA joined Fastrac Systems, Inc. and Fastrac Systems, Inc. Insurance Agent & Broker in June 1996 as Senior Vice President. From May 1994 until May 1996, Mr. Padilla was Senior Vice President and Director of Loan Administration at First Interstate Bank. Mr. Padilla was First Vice President at Great Western Bank from May 1990 to May 1994.

     The executive officers serve at the discretion of the Board of Directors of the Company. Mr. Speizer and Mr. Cole have each entered into employment agreements with the Company for a three year term commencing July 11, 1996. Mr. Speizer's and Mr. Cole's employment agreements each provide, among other things, that during the term of the employment agreements the Board of Directors may terminate Mr. Speizer's or Mr. Cole's employment only upon written notice for cause. Cause is defined as a conviction of a felony or a finding of liability based on intentional tortuous conduct consisting of a breach of fiduciary duty relating to his performance as an officer and/or director of the Company. In addition, Mr. Cole's employment agreement provides that if the Company terminates Mr. Cole for reasons other than for cause, the Company shall pay Mr. Cole, in a single payment payable upon termination, an amount equal to (i) his unpaid base salary for the remainder of the three year term, (ii) the undiscounted remaining costs to provide the benefits provided in the employment agreement for the remainder of the three year term, such as the cost of Mr. Cole's membership and participation in professional associations, a $1,000 per month automobile allowance and premiums for certain insurance, including a $1 million life insurance policy, and (iii) any unpaid bonus from the previous year plus any bonus payable pursuant to any bonus plan then in effect.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     National's Common Stock trades on the NASDAQ stock market under the symbol "NAIG". The following table sets forth the high and low sale prices for the Common Stock and cash dividends declared for the periods indicated.

                                                               COMMON             CASH
                                                            STOCK PRICE        DIVIDENDS
                                                           --------------     DECLARED PER
                                                           HIGH       LOW        SHARES
                                                           ----       ---     ------------
        1995
          First Quarter..............................        5 1/2     4 3/4     $ 0.00
          Second Quarter.............................        7 3/4     6 1/8     $ 0.00
          Third Quarter..............................        6 3/4     5 3/4     $ 0.00
          Fourth Quarter.............................        6 1/8     4 5/8     $ 0.00

        1996
          First Quarter..............................        7 1/8     5 1/2     $ 0.00
          Second Quarter.............................        7 1/4     5 1/4     $ 0.00
          Third Quarter..............................        7 3/8     5 5/8     $ 0.00
          Fourth Quarter.............................        6 7/8     4 3/8     $ 0.00

     The average of the last closing bid and ask prices of the Common Stock, as reported on the NASDAQ National Market on March 25, 1997, was $6.9375 per share. As of March 25, 1997, there were approximately 700 holders of the Common Stock.

     The Companies' Boards of Directors meet quarterly to consider the payment of cash dividends based upon, among other things, an analysis of each Companies' financial performance.

     As a non-operating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, including the Insurance Subsidiary. The Insurance Subsidiary, consistent with other insurance companies, is subject to laws and regulations which restrict its ability to pay dividends. Under California law, the maximum amount of dividends that the Insurance Subsidiary may pay National in any twelve (12) month period without prior regulatory approval is the greater of either: (i) the net income (excluding capital gains and losses) for the preceding calendar year; or (ii) 10% of policyholder surplus as of the previous December 31. For the year ended December 31, 1996, the maximum dividend permitted to be paid in 1997 by the Insurance Subsidiary to National is limited to approximately $2.7 million without prior consent of the Commissioner. See "Business -- Restrictions on Dividends by Insurance Subsidiary". In addition, insurers are required to report dividends within five (5) days of declaration and at least ten (10) days prior to payment. The interim period will allow the Commissioner to issue an order stopping payment of the dividend if, in the Commissioner's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public.

     California law further prohibits the payment of dividends without prior approval of the Commissioner unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement, excluding earned surplus derived from: (i) unrealized net appreciation of assets; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders: (i) is reasonable in relation to its outstanding liabilities; (ii) is adequate to the insurer's financial needs; and (iii) the prior approval of the Commissioner is obtained.

     The Company believes that the implementation of the modified restrictions on the payment of dividends in California will not significantly affect the Company's ability to pay dividends in accordance with its current dividend policy. In addition, the Company believes that the implementation of the restrictions will not have any significant effect on National's liquidity.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical selected consolidated financial data of the Company which has been derived from the audited consolidated statements of the Company for and as of the end of each of the years ended December 31, 1992, 1993, 1994, 1995 and 1996.

     The following information should be read in conjunction with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
  Net premiums written...................  $21,317     $22,549     $20,036     $14,956     $12,636
                                           =======     =======     =======     =======     =======
  Net premiums earned....................  $24,100     $23,265     $20,858     $17,020      13,585
  Flood inquiry fees.....................    6,767      11,693       7,978      10,593      18,499
  Tracking fees..........................    2,594       2,477       3,012       4,786       5,479
  Net commission income..................    1,526         462       1,103       1,502       1,145
  Net investment income..................    1,811       1,797       1,836       2,042       1,975
                                           -------     -------     -------     -------     -------
          Total revenues.................   36,798      39,694      34,787      35,943      40,683
                                           -------     -------     -------     -------     -------
  Loss and LAE...........................    8,951       8,952       7,873       6,044       4,002
  Commissions paid to nonaffiliates......    5,862       4,989       4,739       4,079       1,954
  Personnel expenses.....................   10,069      12,890      13,677      16,891      18,948
  All other expenses.....................    7,236       7,532       9,096      12,252      14,221
  Non-recurring expense..................        0           0       1,020       4,100           0
                                           -------     -------     -------     -------     -------
          Total expenses.................   32,118      34,363      36,405      43,366      39,125
                                           -------     -------     -------     -------     -------
  Income (loss) before provision for
     income taxes........................    4,680       5,331      (1,618)     (7,423)      1,558
  Provision for (benefit from) income
     taxes...............................    1,514       1,687        (534)     (2,559)        284
                                           -------     -------     -------     -------     -------
  Net income (loss)......................  $ 3,166     $ 3,644     $(1,084)    $(4,864)      1,274
                                           =======     =======     =======     =======     =======
  Net income (loss) per share............  $  0.75     $  0.85     $ (0.23)    $ (1.04)    $  0.33
  Weighted average common and common
     equivalent shares outstanding.......    4,198       4,270       4,679       4,679       3,917
  Dividends per share....................  $  0.32     $  0.32     $  0.20     $  0.00     $  0.00
BALANCE SHEET DATA
  Total investments......................  $31,395     $43,008     $38,957     $37,202     $32,573
  Total assets...........................  $50,718     $63,699     $55,092     $52,096     $47,112
  Total shareholders' equity.............  $28,893     $41,949     $37,290     $32,881     $28,552

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     National Insurance Group provides specialized information services and related insurance products to mortgage bankers and financial institutions located throughout the United States.

     The Company's primary sources of revenues are premiums and commissions earned from its specialized insurance products, fees billed to customers who use Flood Zone Determination or Tracking Services and investment income. Net premiums written represent direct and assumed premiums generated by the Insurance Subsidiary, less premiums canceled or ceded to other insurers, and adjusted for changes in the reserve for return premiums. Net premiums earned represent net premiums written adjusted for changes in unearned premium reserves. Flood inquiry fees are generated by Flood Zone Determination Services and are based on the number of flood inquiries rendered. The Company provides either one-time flood determinations or higher fee, life-of-loan services where the Company updates the flood determinations over the periods in which the loans are outstanding or over the term of the agreement with the particular customer. Revenues from flood zone determinations are generally related to the volume of mortgage loan originations, both new and refinanced. Tracking fees are generated by Tracking Services and are usually based on the number of loans and leases tracked. Net commission income represents commissions received from nonaffiliated insurance companies for force-place insurance produced by the Agency and from the Federal Emergency Management Agency ("FEMA") for flood insurance written by the Insurance Subsidiary.

     The Company's insurance products include force-place insurance policies which have stated terms of either up to ninety (90) days ("short-term policies") or six (6) months to one (1) year ("longer-term policies"), most of which are longer-term policies. Premiums for longer-term policies are recorded as revenues when earned. The Company's policies are canceled at a relatively high rate because they generally remain in effect only until financial institutions receive proof that borrowers have obtained their own insurance. At the time the policies are issued, a reserve is established to provide for return of premiums for anticipated cancellations, which has the effect of decreasing net premiums written. Since 1993, the reserve has been established at approximately 64% to 68% of premiums. Premiums are written directly by the Insurance Subsidiary or by third party insurance companies in certain states where the Insurance Subsidiary is not licensed or where its products are not approved. The following table summarizes premiums written net of cancellations during the periods indicated (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER
                                                                      31,
                                                        -------------------------------
                                                         1994        1995        1996
                                                        -------     -------     -------
        Direct Premiums Written.......................  $23,984     $17,324     $15,623
        Assumed Premiums..............................   (1,259)       (197)        (29)
                                                        -------     -------     -------
        Gross Premiums Written........................   22,725      17,127      15,594
        Gross Premiums Ceded..........................   (2,689)     (2,171)     (2,958)
                                                        -------     -------     -------
        Net Premiums Written..........................  $20,036     $14,956     $12,636
                                                        =======     =======     =======

     The Company's strategy includes expanding its authorization to write premiums on a direct basis and to reduce premium ceded to reinsurers. At the present, the Company generally retains the first $500,000 of each risk and reinsures the rest up to a maximum of $2.0 million per risk, pursuant to reinsurance arrangements. The Company also purchases catastrophic reinsurance, under which the Company is protected against an accumulation of losses arising out of any one event up to 95% of $12.5 million in excess of the initial $2.5 million of losses which the Company incurs. See
"Business -- Regulation -- Reinsurance" and Note 10 of Notes to Consolidated Financial Statements for a description of the Company's reinsurance arrangements. The Company remains primarily liable to its policyholders in the event any reinsurer is unable or will not fulfill the obligations assumed under reinsurance. As a result of the cost and availability of reinsurance, in the future the Company may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Company were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Company. This increased exposure could have a material adverse effect on the Company's results of operations.

     During 1992, 1993, 1994 and 1995, the Company ceded losses of $1,267,000, $423,000, $213,000 and $6,600, respectively, to reinsurers, and for which it has been fully reimbursed. The Company seeks to limit its exposure with respect to any failure by a reinsurer to fulfill its obligations by evaluating the financial condition and rating of members of its reinsurance pool (the Company's policy is to only purchase reinsurance with U.S. insurers rated "A" or better by A.M. Best) at the time of such purchase and by diversifying the reinsurance pool.

     Loss and loss adjustment expenses ("LAE") represent losses paid related to force-place insurance underwritten or reinsured by the Insurance Subsidiary, adjusted for changes in reserves for losses that are in the course of settlement and losses that have been incurred but not yet reported. Commissions paid to nonaffiliates represent amounts paid to third party agents and brokers, and other producers related to sales of the Company's services and products. Personnel expenses represent salaries, wages, sales commissions and bonuses paid to Company employees and related employee benefits. All other expenses primarily consist of occupancy costs, including office rent and utilities, equipment maintenance and depreciation, amortization of acquisition costs, sales and marketing expenses, professional services and expenses related to the delivery of products and services such as postage and printing.

     The Company has considered the potential impact of the year 2000 to its computer systems. Through normal, planned enhancements of existing systems, future development of new systems, and upgrades to operation systems and databases already covered by maintenance agreements, the Company believes that year 2000 compliance will be achieved over approximately the next 18 months. The Company does not anticipate any purchases of specific software or hardware, nor does it anticipate the need to engage outside consultants, to achieve compliance. While management expects some costs associated with compliance, it is anticipated that those costs will not be material. The accounting treatment of costs incurred in connection with year 2000 compliance will be treated as period costs and will be expensed as incurred.

     The Company's effective income tax rate was 33%, 34% and 18% for 1994, 1995 and 1996, respectively, reflecting the 35% federal statutory income tax rate and the net effect of state taxes, less the beneficial effect of tax-exempt investment income earned during the periods. See Note 7 of Notes to Consolidated Financial Statements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128. SFAS No. 128 is designed to improve the earnings per share (EPS) information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company will implement SFAS No. 128 in 1997. Management has not determined the impact that SFAS No. 128 may have on the financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues for the periods indicated.

                                                              FOR YEARS ENDED DECEMBER
                                                                         31,
                                                              -------------------------
                                                              1994      1995      1996
                                                              -----     -----     -----
        Net premiums earned.................................   60.0%     47.4%     33.4%
        Flood inquiry fees..................................   22.9      29.5      45.4
        Tracking fees.......................................    8.7      13.3      13.5
        Net commission income...............................    3.2       4.2       2.8
        Net investment income...............................    5.2       5.6       4.9
                                                              -----     -----     -----
                  Total revenue.............................  100.0     100.0     100.0
                                                              -----     -----     -----
        Loss and LAE........................................   22.6      16.8       9.8
        Commissions paid to nonaffiliates...................   13.6      11.3       4.8
        Personnel expenses..................................   39.3      49.3      46.6
        All other expenses..................................   26.1      25.7      34.7
        Restructuring charge................................    2.9      17.5       0.3
                                                              -----     -----     -----
                  Total expenses............................  104.5     120.6      96.2
                                                              -----     -----     -----
        Income (loss) before provision for income taxes.....   (4.5)    (20.6)      3.8
        Provision for income taxes..........................  (1 .5)     (7.1)      0.7
                                                              -----     -----     -----
        Net income (loss)...................................   (3.0)%   (13.5)%    3.1%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1996

  Revenue

     Total revenue increased from $35.9 million in 1995 to $40.7 million in 1996, an increase of $4.8 million or 13.4%. Net premiums written decreased from $15.0 million in 1995 to $12.6 million in 1996, a decrease of $2.4 million or 16.0%. The decrease in net premiums was principally due to an increase in reserves to provide for return of premiums for anticipated policy cancellations and the run-off of certain accounts.

     Net premiums earned decreased from $17.0 million in 1995 to $13.6 million in 1996, a decrease of $3.4 million or 20.0%. The decrease was partially due to the increase in reserve for return premiums and also partially due to a decline in written premiums.

     Flood inquiry fees increased from $10.6 million in 1995 to $18.5 million in 1996, an increase of $7.9 million or 74.5%. The addition of new customers contributed approximately $6 million of the increase. A change in estimate of deferred revenue related to Pinnacle's future servicing obligations for its life of loan services contributed approximately $900,000 of the increase. Interest rates have remained generally favorable for real estate borrowers with loan origination volumes increasing with Pinnacle's existing customers.

     Tracking fees increased from $4.8 million in 1995 to $5.5 million in 1996, an increase of $700,000 or 14.6%. The increase was primarily due to new business from two new customers.

  Expenses

     Loss and LAE was $6.0 million in 1995 (35.5% of net premiums earned) and $4.0 million in 1996 (29.5% of net premiums earned), a decrease of $2.0 million or 33.3%. The decline in losses and LAE was a direct result of fewer losses and loss adjustment expenses incurred during 1996. The loss ratio for the fourth quarter of 1996 was very favorable and contributed approximately one-half of the decrease when compared to 1995. The average loss per new claim reported decreased from $6,316 in 1995 to $5,513 in 1996. The number of new claims decreased from 957 reported in 1995 to 726 reported in 1996.

     Commissions paid to nonaffiliates decreased from $4.1 million (24.1% of premiums earned) in 1995 to $2.0 million (14.4% of premiums earned) in 1996, a decrease of $2.1 million, or 51.2%, due primarily to the fact that a larger percentage of the insurance business has transferred to customers with lower commission rates.

     Personnel expenses increased from $16.9 million in 1995 to $18.9 million in 1996, an increase of $2.0 million or 11.8%. The increase in personnel expenses was due to staff additions and increased outside labor in response to the volume increases in the Flood Zone Determinations Services business. Personnel expenses as a percent of total revenue decreased from 47.0% in 1995 to 46.6% in 1996.

     All other expenses increased from $12.2 million in 1995 to $14.2 million in 1996, an increase of $2 million or 16.4%. In June 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with certain executives. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996.

     As a result of the above factors, income before provision for income taxes increased from a loss of $7.4 million in 1995 to a profit of $1.6 million in 1996, an increase of $9.0 million.

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1995

  Revenue

     Total revenue increased from $34.8 million in 1994 to $35.9 million in 1995, an increase of $1.1 million or 3.2%. Net premiums written decreased from $20.0 million in 1994 to $15.0 million in 1995, a decrease of $5.0 million or 25.0%. The decrease in net premiums was principally due to two factors: (1) approximately $4.3 million less business in 1995 from one customer which ceased writing premiums with the Company in early 1995, and; (2) 1994 premiums written included $1.4 million from a significant customer whose loan servicing portfolio was sold by the Resolution Trust Corporation in late 1994 and therefore, the customer did not contribute to premiums in 1995. These decreases were partially offset by additional business from new customers.

     Net premiums earned decreased from $20.9 million in 1994 to $17.0 million in 1995, a decrease of $3.9 million or 18.7%. The decrease was primarily related to the same factors which caused the decline in net premiums written during the period.

     Flood inquiry fees increased from $8.0 million in 1994 to $10.6 million in 1995, an increase of $2.6 million or 32.5%. Flood determinations are performed as part of the mortgage loan origination process and the increase in flood inquiry fee revenues is primarily due to the decline in mortgage interest rates and the addition of new customers. Interest rates began to decline during the first quarter of 1995 contributing to increases in loan origination volumes. In addition, Pinnacle added new customers and converted many of its existing customers to the higher priced life-of-loan product as the industry complies with recent federal regulations.

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

     Personnel expenses increased from $13.7 million in 1994 to $16.9 million in 1995, an increase of $3.2 million or 23.4%. The increase in personnel expenses is due to staff additions in response to the volume increases in the Flood inquiry and Tracking fee based business and staff additions in the information systems departments in an effort to enhance the new systems technology.

     All other expenses increased from $9.1 million in 1994 to $12.3 million in 1995, an increase of $3.2 million or 35.2%. The Company incurred charges of $1.6 million in connection with the employment termination of Mark Speizer who was the Company's Chief Executive Officer and Howard L. Herman who was the Company's President. The Company also recorded $600,000 for the write-off of software used to provide its information services products.

     The Company incurred expenses of a non-recurring nature in the amount of $4.1 million during 1995. On June 13, 1995, the California Department of Insurance notified the Company that its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. This amount is included on the balance sheet as Reserve for Prop 103 and on the income statement as Non-recurring Expense.

     As a result of the above factors, loss before provision for income taxes increased from $1.6 million in 1994 to $7.4 million in 1995, an increase of $5.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of a company's ability to secure sufficient cash to meet its contractual obligations and operating needs. National is a holding company with no operations and no sources of income itself except interest or investment income. The principal assets of National are the stock of its Subsidiaries. National is, and for the foreseeable future will continue to be, dependent on the dividends from its Subsidiaries to meet its liquidity requirements, including debt service obligations. Dividends payable to National by the Insurance Subsidiary are subject to certain regulatory restrictions which are described below.

     The Insurance Subsidiary collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of December 31, 1996, the Company had cash and short-term investments aggregating $13.2 million.

     Of the Company's cash and short-term investments, $8.3 million is held by the Insurance Subsidiary. Insurance companies, including the Insurance Subsidiary, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that the Insurance Subsidiary may pay the Company in any twelve (12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or (ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1996, the Insurance Subsidiary had net income of $2.8 million and as of December 31, 1996, statutory policyholders' surplus of $26.8 million. For the year ended December 31, 1996, the maximum dividend permitted to be paid by the Insurance Subsidiary to National was approximately $2.8 million. See "Market for Registrant's Common Equity and Related Stockholder Matters" and Note 14 of Notes to Consolidated Financial Statements.

     In September 1996, the Company concluded a note agreement providing $2.0 million for the purpose of partially financing the repurchase of 705,300 shares of its common stock. The total purchase price of the stock was approximately $5.0 million. See Note 20 of Notes to Consolidated Financial Statements.

     A second repurchase of 100,000 shares was made on October 22, 1996. The shares were acquired through a private transaction at a price of $6.95 per share. The total purchase price of that stock was approximately $700,000.

     Consolidated stockholders' equity at December 31, 1996, totaled $28.6 million or $7.33 per share compared to $32.9 million or $7.03 per share at December 31, 1995. As a result of the repurchase of the Company's common shares of stock, stockholders' equity decreased approximately $5.0 million; however, the equity per share increased approximately $.30. See Note 22 to Notes to Consolidated Financial Statements.

     Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholders' surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1996, the Company's net written premium to policyholder surplus ratio was .50 to 1. See "Business -- Insurance Operations -- Insurance Operating Ratios".

     The Company is not aware of any trends, requirements, commitments, or events that will or are reasonably likely to have a negative impact on the Company's liquidity during 1997. This paragraph contains forward-looking statements reflecting the Company's current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors should review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations
-- Factors Affecting Future Operating Results" for a discussion of factors that could affect future performance.

     Inflation generally affects the rate of investment return in the securities and financial markets, and increases and decreases in such investment return rates have a corresponding effect on the Company's investment income.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     These factors, together with statements regarding certain risks and uncertainties contained in other parts of this Report, may affect the Company's operating results. Investors should read this section in connection with any forward-looking statement made in this Report, including statements preceded or followed by the words "believes", "anticipates", "expects", "aware" or similar expressions as they relate to the Company or its management.

  Flood Zone Determinations

     The Company derives a substantial portion of its total revenues from fees for Flood Zone Determination Services. These services are primarily provided to assist lenders in complying with federal laws which in many instances require lenders to determine whether property being financed is located in a federally-designated Special Flood Hazard Area ("SFHA") and require borrowers to obtain flood insurance. Any significant change in federal legislation or secondary market requirements limiting these requirements on lenders or borrowers, or the development by competitors of significantly enhanced service or delivery systems or an increase in interest rates or a reduction in real estate loan fundings could have a material adverse effect on the Company's business or operating results.

  Earnings Volatility

     The Company's financial results can be significantly affected by a number of factors, including, but not limited to, the volume of force-place insurance and the rate of cancellation of insurance policies, the addition or loss of significant customers, significant changes in the number of loans or personal property leases being tracked for major customers, increases or decreases in interest rates, and catastrophic loss events. For example, in 1992 the Insurance Subsidiary incurred net losses relating to the Los Angeles riots and Hurricane Andrew of $612,000 and $527,000, respectively. In November 1993, the Insurance Subsidiary received claims of approximately $650,000 from policyholders for losses arising out of the October and November 1993 series of fires in Southern California. The Company also received an assessment of $725,000 from the California Fair Plan Association, a mandatory insurance pool for certain California real estate, relating to losses from those fires. In addition, revenues from the Company's Flood Zone Determination Services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating
Results -- The Insurance Industry", and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Insurance Industry

     The Company derives a significant amount of its revenues from insurance premiums and investment income. In the event that, for whatever reason, the Insurance Subsidiary experiences abnormally high losses, purchases reinsurance from reinsurers who will not or cannot pay losses submitted, or other adverse developments occur, then any such event or combination of events could have a material adverse impact on the Company. In addition, insurance companies and others have often been sued under certain legal theories, such as bad faith handling or settlement of claims, which could subject the Insurance Subsidiary to liability in excess of policy limits. An adverse outcome of any such lawsuit could have a material negative impact on the Company.

  Reserve Adequacy

     The Insurance Subsidiary is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what the Insurance Subsidiary expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by the Insurance Subsidiary. Any significant changes in the Insurance Subsidiary's estimate of ultimate losses on reported claims may materially adversely affect the results of the Insurance Subsidiary's operations in the period reported. The Insurance Subsidiary has in the past experienced adverse developments in its loss reserves. The Insurance Subsidiary's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. The Insurance Subsidiary's most recent actuarial review of such reserves as of December 31, 1996 concluded that the reserves (i) met the requirements of the insurance laws of California; (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) make a reasonable provision for all unpaid loss and loss expense obligations of the Insurance Subsidiary under the terms of its policies and agreements.

     The Insurance Subsidiary also maintains a reserve for return premiums which is based upon the Insurance Subsidiary's historical experience. As is prevalent in the force-place insurance industry, a substantial amount of the Insurance Subsidiary's net premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which the Insurance Subsidiary uses as a basis for recording written premiums or the loss of a significant customer. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by the Insurance Subsidiary in the future. See, "Business - Insurance Operations", and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Underwriting Risks

     Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although the Insurance Subsidiary applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of force-place insurance generally requires the Insurance Subsidiary to write specialized insurance within predesignated limits and geographic area, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, the Insurance Subsidiary may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks. In addition, the Insurance Subsidiary may not have adequate spread of risk in a particular geographic area. See "Insurance Operations -Underwriting".

  Reinsurance Considerations

     The Insurance Subsidiary's business is partially dependent upon its ability to cede to reinsurers risks insured by the Insurance Subsidiary. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of the Insurance Subsidiary, which can affect the Insurance Subsidiary's level of business and profitability. The Insurance Subsidiary is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay the Insurance Subsidiary for the losses of the insureds. As a result of the anticipated increased cost and more limited availability of reinsurance, in the future, the Insurance Subsidiary may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Insurance Subsidiary were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Insurance Subsidiary. This increased exposure could have a material adverse effect on the Company's results of operation. See "Regulation - Reinsurance".

     Pinnacle and/or the Company also indemnifies its customers for certain losses resulting from erroneous flood inquiry determinations, where a borrower was not properly advised whether the collateral was located in or out of an SFHA. While to date Pinnacle has experienced no significant losses in this regard and maintains reserves equal to its estimate of incurred but unreported indemnification losses, there can be no assurance such reserves will prove adequate in the future. The Company does not maintain errors and omissions insurance coverage against losses.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

          NAME             AGE(1)                       PRINCIPAL OCCUPATION
-------------------------  ------     ---------------------------------------------------------
Nuno Brandolini d'Adda       43       Chairman of the Board and Chief Executive Officer of
                                      Scorpion Holdings, Inc.
Bruce A. Cole                49       President of National, the Agency, Fastrac, the Insurance
                                      Subsidiary, and Pinnacle.
Saul B. Jodel                46       President and Chairman of the Board of The Original San
                                      Francisco Toymakers, Inc.
Kevin R. McCarthy            36       President of Scorpion Holdings, Inc.
Mark A. Speizer              53       Chief Executive Officer and Chairman of the Board of
                                      National, the Agency, Fastrac, the Insurance Subsidiary,
                                      and Pinnacle.

---------------

(1) As of March 25, 1997.

     Except as set forth below, each of the directors has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company, except that Mr. Speizer and Mr. Cole are second cousins.

     MR. BRANDOLINI has been Chairman of the Board and Chief Executive Officer of Scorpion Holdings, Inc., a merchant bank, since May 1995. Prior to that he was affiliated with various merchant banks, serving as Managing Director of Rosecliff, Inc. from November 1993 to May 1995, as Vice President of Salomon Inc. from June 1992 to November 1993, and as President of Baltheus Group from May 1988 to June 1991. Mr. Brandolini serves on the Board of Directors of Sonex Research, a technology based company which has developed a product to favorably alter the internal combustion process; Arabella S.A., a holding company based in Luxembourg which invests in public and private securities; and Hariston Corporation, a Canadian holding corporation with interests in a Polish specialty retailer and a CD Rom based educational software developer.

     MR. COLE has served as President of the Company since July 1996. From March 1994 through July 1996, Mr. Cole was general counsel and executive vice president of JB Oxford Holdings, Inc. From 1991 through March 1994 Mr. Cole was of counsel to the law firm Rubinstein & Perry, A Professional Corporation, and Rubinstein & Perry, LLP, with an emphasis on business and corporation law with extensive involvement in corporate restructuring and securities industries matters. Mr. Cole was a founding partner of the law firm of Hendrickson, Higbie & Cole and served as a partner of the firm from 1981 to 1991.

     MR. JODEL has been President and Chairman of the Board of The Original San Francisco Toymakers, Inc., since January 1992. From 1984 to October 1991, he served in various executive capacities with Lewis Galoob Toys, most recently as President.

     MR. MCCARTHY has been President of Scorpion Holdings, Inc., since November 1995. From October 1993 to October 1995, he was Chief Financial Officer of Rosecliff, Inc. From May 1988 to October 1993, he was with the accounting firm Ernst & Young, most recently as a partner. Mr. McCarthy serves on the Board of Directors of Hariston
Corporation, a Canadian holding corporation with interests in a Polish specialty retailer and a CD Rom based educational software developer.

     MR. SPEIZER, a co-founder of the Company, has served on the Board of Directors of National since its inception. Since July 1996, Mr. Speizer has served as Chairman of the Board and Chief Executive Officer of National. Between November 1986 and October 1995, Mr. Speizer served as Chairman of the Board and Chief Executive Officer of National, and between June 1995 and October 1995, served as President of National. Between 1972 and October 1995, Mr. Speizer also served in various executive level capacities and as a director for National's subsidiaries, and since July 1996 Mr. Speizer again serves in such capacity for National's subsidiaries.

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company is paid at the rate of $1,000 per month. Employee directors are not compensated for their services on the Board of Directors or on committees of the Board. Non-employee directors also participate in the 1991 Director Option Plan (the "Director Plan"). The Director Plan provides for the automatic grant of a nonstatutory stock option to purchase 50,000 shares of Common Stock of the Company on the date such person first becomes a director (which number was increased from 25,000 shares at the May 1995 Annual Meeting of Shareholders). All options granted under the Director Plan vest at the rate of one-fourth of the shares subject to the option on the first anniversary of the date of grant, with one-forty-eighth of such shares vesting at the end of each month thereafter. The Director Plan further provides that if Mr. Speizer and Howard L. Herman, the Company's former President, shall sell or otherwise transfer beneficial ownership of more than 75% of the aggregate number of shares controlled by them as of May 23, 1995, the optionee (except for options granted under the Director Plan to Mr. Speizer and/or Mr. Herman) shall thereafter have the right to exercise such option as to all of the optioned stock, including shares as to which such option would not otherwise be exercisable. As of May 23, 1995, Mr. Speizer and Mr. Herman controlled an aggregate of 1,772,329 shares which number is subject to adjustment in accordance with the provision of the Directors Plan regarding adjustments upon changes in capitalization or merger. On May 31, 1996, Mr. Speizer purchased 788,795 shares from Mr. Herman and certain Herman family members and trusts. On June 18, 1996, Mr. Speizer purchased 35,500 shares from Mr. Herman and his spouse. Such purchases constituted the purchase of all shares owned and beneficially owned by Mr. Herman. During the fiscal year ended December 31, 1996, directors Brandolini, Jodel and McCarthy were each automatically granted an option to purchase 50,000 shares each at a per share exercise price of $5.875.

EXECUTIVE OFFICERS

     Information regarding executive officers is included in Item 1 hereof under the caption "Executive Officers of the Company" and is hereby incorporated by reference into this Item 10.

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, National believes that during fiscal 1996 all Section 16(a) filing requirements applicable to its officers, directors and ten percent (10%) shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation received in the last three fiscal years by (i) each individual who served as National's Chief Executive Officer during the last fiscal year, (ii) each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year who served as executive officers at the end of the fiscal year ended December 31, 1996, and (iii) Paulette J. Taylor and Kevin C. Eichler, who would have qualified as executive officers pursuant to item (ii) but for the fact that they were not serving as executive officers as of the end of the fiscal year ended December 31, 1996 (collectively, the "Named Officers").

                                                                           LONG TERM
                                                                          COMPENSATION
                                                                          ------------
                                                            ANNUAL
                                                         COMPENSATION        AWARDS       ALL OTHER
                                                       ----------------   ------------   COMPENSATION
                                                       SALARY    BONUS      OPTIONS      ------------
         NAME AND PRINCIPAL POSITION            YEAR     ($)      ($)         (#)            ($)
----------------------------------------------  -----  -------   ------   ------------   ------------
Mark A. Speizer...............................   1996  134,601   60,000      75,000          23,828(1)
  Chairman of the Board and CEO                  1995  565,212(2)      0     50,000         602,000(3)
                                                 1994  297,711        0      50,000(4)            0
John R. Gaulding(5)...........................   1996  104,319        0      50,000         743,200(6)
  Former President and CEO                       1995       --       --          --              --
                                                 1994       --       --          --              --
Melvyn D. Croner(7)...........................   1996  120,000        0          --           3,000(8)
  Former Acting President, Acting                1995   75,000        0      50,000           6,000(9)
  CEO and Acting Chairman of the Board           1994       --       --          --              --
Bruce A. Cole(10).............................   1996  124,923   40,000      75,000          23,490(11)
  President                                      1995       --       --          --              --
                                                 1994       --       --          --              --
Tyron Yun.....................................   1996  129,288   20,000           0               0
  Executive Vice President, Chief                1995   47,500        0      25,000               0
  Information Officer                            1994       --       --          --              --
Robert J. Lelieur.............................   1996   89,288   15,000           0               0
  Vice President and Controller                  1995   12,750        0       5,000               0
                                                 1994       --       --          --              --
Gerry L. Gauer................................   1996  153,000   23,000      25,000               0
  Senior Vice President, Pinnacle                1995   27,333        0           0               0
  Data Corporation                               1994       --       --          --              --
Paulette J. Taylor(12)........................   1996  105,384        0      50,000         195,000(13)
  Former Executive Vice President,               1995  144,231        0       5,000               0
  General Counsel and Secretary                  1994  121,635        0      16,000(14)           0
Kevin C. Eichler(15)..........................   1996   96,154        0      50,000         195,000(16)
  Former Executive Vice President,               1995   62,308        0      25,000               0
  Chief Financial Officer and Treasurer          1994       --       --          --              --

---------------

 (1) Represents $12,458 of premiums on a term life insurance policy paid by the Company for Mr. Speizer's benefit, an automobile allowance of $5,370 and $6,000 payable to non-employee directors of National.

 (2) Includes severance payment of $285,000 attributable to salary relating to Mr. Speizer's termination of employment with National in October 1995.

 (3) Represents severance payment of $600,000 and $2,000 payable to non-employee director of National.

 (4) Pursuant to National's February 1994 option repricing program (the "February Repricing"), this option was granted upon the simultaneous cancellation of an option to purchase a like number of shares granted in fiscal 1993.

 (5) Mr. Gaulding served as a consultant to the Company in February and March 1996. He served as President, Chief Executive Officer and Chairman of the Board from April 1996 until July 1996.

 (6) Represents payments made upon a change of control of the Company pursuant to the terms of a the Second Amendment of John R. Gaulding At-Will Employment Agreement dated July 10, 1996.

 (7) Mr. Croner served as Acting President, Acting Chief Executive Officer and Acting Chairman of the Board until John R. Gaulding assumed such positions in April 1996.

 (8) Represents compensation payable to non-employee director of National.

 (9) Represents compensation payable to non-employee director of National.

(10) Mr. Cole assumed the position of President in July, 1996.

(11) Represents $18,120 of premiums on a term life insurance policy paid by the Company for Mr. Cole's benefit and an automobile allowance of $5,370.

(12) Ms. Taylor terminated her employment with the Company effective July, 1996.

(13) Represents payment made upon a change of control of the Company pursuant to the terms of that certain Change of Control Severance Agreement and Mutual Release dated July 10, 1996 between Ms. Taylor and National.

(14) Pursuant to the National's November 1994 option repricing program (the "November Repricing"), options to purchase an aggregate of 11,000 shares were granted upon the simultaneous cancellation of options to purchase an aggregate of 11,000 shares granted in prior fiscal years. In addition, an option to purchase 5,000 shares was granted pursuant to the November Repricing upon the simultaneous cancellation of an option to purchase 5,000 shares granted pursuant to the February Repricing.

(15) Mr. Eichler terminated his employment with the Company effective July, 1996.

(16) Represents payment made upon a change of control of the Company pursuant to the terms of that certain Change of Control Severance Agreement and Mutual Release dated June 26, 1996 between Mr. Eichler and National.

OPTION GRANTS IN LAST FISCAL YEAR

     The following tables set forth, as to the Named Officers, certain information relating to stock options granted during fiscal 1996.

                                           INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                       ----------------------------------------------------------       VALUE AT ASSUMED
                       NUMBER OF         PERCENT                                         ANNUAL RATES OF
                       SECURITIES        OF TOTAL                                          STOCK PRICE
                       UNDERLYING        OPTIONS                                          APPRECIATION
                        OPTIONS         GRANTED TO       EXERCISE OR                   FOR OPTION TERM(3)
                        GRANTED        EMPLOYEES IN      BASE PRICE      EXPIRATION   ---------------------
        NAME              (#)         FISCAL YEAR(1)       ($/SH)        DATE(2)      5% ($)        10% ($)
---------------------  ----------     --------------     -----------     --------     -------       -------
Mark A. Speizer......    75,000            18.0%            5.875        07/11/06     277,125       702,375
John R. Gaulding.....    50,000            12.0%            6.500        02/25/06     204,500       518,000
Melvyn D. Croner.....         0               --               --              --          --            --
Bruce A. Cole........    75,000            18.0%            5.875        07/11/06     277,125       702,375
Tyron Yun............         0               --               --              --          --            --
Robert J. Lelieur....         0               --               --              --          --            --
Gerry L. Gauer.......    25,000             6.0%            5.875        07/11/06      92,375       234,125
Paulette J. Taylor...    50,000            12.0%            7.000        07/11/98(4)   36,000        73,500
Kevin C. Eichler.....    50,000            12.0%            6.750        07/11/98(4)   34,500        83,500

---------------

(1) The total number of shares subject to options granted to employees in fiscal 1996 was 416,000.

(2) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or an acquisition of National.

(3) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years except in the cases of Ms. Taylor and Mr. Eichler whose option term ends effective July 11,
    1998) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of National's Common Stock were to increase at such rates from the price at 1996 fiscal year end ($4.375 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $7.13 and $11.35, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent National's estimate or projection of future stock price growth. National does not necessarily agree that this method can properly determine the value of an option.

(4) The option term of the options granted to Ms. Taylor and to Mr. Eichler will end July 11, 1998 pursuant to the terms of their respective severance agreements with the company. See "Certain Relationships and Related Transactions" regarding the terms of such severance agreements.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     There were no option exercises in fiscal 1996 by the Named Officers. The following table provides information with respect to the value of unexercised options held by the Named Officers at the close of business on December 31, 1996.

                                               NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                          OPTIONS AT FISCAL YEAR END (#)         AT FISCAL YEAR END ($)(2)
                                        ----------------------------------     -----------------------------
                 NAME                   EXERCISABLE(1)       UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------------------------  --------------       -------------     -----------     -------------
Mark A. Speizer.......................      70,000(3)           125,000(4)         --               --
John R. Gaulding......................      50,000(5)                 0            --               --
Melvyn D. Croner......................      13,542                    0            --               --
Bruce A. Cole.........................           0               75,000            --               --
Tyron Yun.............................       8,333               16,667            --               --
Robert J. Lelieur.....................       1,354                3,646            --               --
Gerry L. Gauer........................           0               25,000            --               --
Paulette J. Taylor....................      72,250(5)                 0            --               --
Kevin C. Eichler......................      75,000(5)                 0            --               --

---------------

(1) Options granted under National's 1986 Stock Option Plan are fully exercisable from their date of grant, whether or not vested. Unvested shares purchased upon exercise of an option are subject to a repurchase option in favor of National, which repurchase option lapses over time. The options listed as Exercisable are those which could be exercised without being subject to a repurchase option in favor of National.

(2) Market value of underlying securities based on the closing price of $4.375 of National's Common Stock on the NASDAQ National Market on December 31, 1996, minus the exercise price. None of the options held by the Named Officers were exercisable at a price of $4.375 or less.

(3) Represents 55,417 under the 1986 Stock Option Plan and 14,583 under the 1991 Director Option Plan.

(4) Represents 89,583 under the 1986 Stock Option Plan and 35,417 under the 1991 Director Option Plan.

(5) At December 31, 1996 all of such shares were vested.

COMPENSATION OF DIRECTORS

     See Part III, Item 10, "Directors and Executive Officers of the Registrant -- Compensation of Directors".

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     See Part III, Item 13, "Certain Relationships and Related Transactions", for a discussion of employment contracts and severance agreements with certain of the Named Officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors is composed of two non-employee directors, Saul B. Jodel and Nuno Brandolini d'Adda. No interlocking relationship exists between the Company's Board of Directors and the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

     Mr. Brandolini is the sole shareholder, a director and chief executive officer of Scorpion Holdings, Inc., a Delaware corporation ("Scorpion"). In September 1996, National entered into a one year consulting agreement with Scorpion pursuant to which Scorpion would render services relating to investments, acquisitions and other potential transactions in exchange for an annual fee of $300,000 plus reimbursement for costs and expenses. Mr. Brandolini is a director of National. For a more detailed description of such consulting agreement, see "Item 13 -- Certain Relationships and Related Transactions".

     Mr. Brandolini is a shareholder, director and officer of Hydrodynamics Corporation ("Hydrodynamics"). In October 1996, National entered into a bridge loan agreement with Hydrodynamics, pursuant to which National loaned to Hydrodynamics $300,000. In December 1996, Hydrodynamics commenced voluntary proceedings under Chapter 11 of the federal bankruptcy laws. In February 1997, Arabella, S.A. purchased from National the Convertible Promissory Note of Hydrodynamics issued to National for a purchase price of $300,000. National assigned its rights under the Convertible Promissory Note and the Stock Purchase Warrant to Arabella, S.A. Mr. Brandolini is also a director of Arabella, S.A.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee establishes the general compensation plans of the Company, including the Company's 1986 Stock Option Plan. The Committee reviews compensation, evaluates performance, and determines base salary levels for the Company's executives.

     The Chief Executive Officer ("CEO") of the Company is invited to attend and participate in Committee meetings, except when CEO compensation is being discussed. The CEO may designate the President, General Counsel, another Executive Vice President or the head of the Human Resources function to attend and participate in the CEO's stead.

     Final decisions regarding executive compensation (excluding stock options) are made by the full Board of Directors based on recommendations of the Committee and decisions regarding stock option grants to executives are made by the Committee.

     The Company's executive compensation programs are designed to attract and retain executives who will contribute to the Company's long-term success, to reward the achievement of both short-term and long-term strategic goals, and to link executive and shareholder interests through equity-based plans.

     The three components of the Company's executive compensation program for fiscal 1996 were base salary, short-term incentives in the form of a target bonus and long-term incentives represented by stock option grants. The Committee's policies in these areas are as follows:

  Base Salary

     The Committee reviews compensation surveys and the reports of compensation consultants to determine the recommended levels of basic salary. Salaries are established at levels that are competitive for the Company's size, type of industry, and the nature of the function to be performed.

  Incentive Bonus

     The payment of incentive bonuses is dependent on the performance of the Company and the achievement of objectives developed for each individual executive. Incentive bonuses were paid to certain executive officers of the Company during 1996. See "Executive Officer Compensation -- Summary Compensation Table" which is set forth in Item 11.

  Stock Option Grants

     Under the Company's 1986 Stock Option Plan, stock options may be granted to officers, other employees and consultants of the Company. The size of the stock option awards is based primarily on the individual's responsibilities and performance, as well as on an assessment of competitive equity compensation structures. Options are designed to match the interests of officers, employees and consultants with those of the shareholders. Stock options are generally granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Current grants generally vest over a period of four years. This approach is designed to encourage the growth and preservation of shareholder value and to secure the long-term commitment of officers, employees and consultants.

COMPARATIVE STOCK PERFORMANCE

     The graph below compares the total shareholder return on the Common Stock of the Company for the last five fiscal years with the cumulative total return on the Index for NASDAQ Stock Market (U.S. Companies) and the Index for the NASDAQ Fire, Marine, and Casualty Insurance Group over the same period (assuming the investment of $100 in the Company's Company Stock, the Index for NASDAQ Stock Market (U.S. Companies) and the Index for NASDAQ Fire, Marine, and Casualty Insurance Group on January 1, 1992 and reinvestment of all dividends.)

                         CUMULATIVE SHAREHOLDER RETURN:
 NATIONAL INSURANCE GROUP VS. INDICES FOR NASDAQ STOCK MARKET (U.S. COMPANIES)
           AND THE NASDAQ FIRE, MARINE, AND CASUALTY INSURANCE GROUP

                                                                              'INDEX FOR THE
                                                                               NASDAQ FIRE,
                                                         INDEX FOR NASDAQ       MARINE, AND
        MEASUREMENT PERIOD               NATIONAL          STOCK MARKET          CASUALTY
      (FISCAL YEAR COVERED)           INSURANCE GROUP    (U.S. COMPANIES)    INSURANCE GROUP'
1991                                        100                 100                 100
1992                                      122.5               116.4               134.8
1993                                      132.6               133.6               138.8
1994                                       55.2               130.6               133.6
1995                                       59.1               184.7               187.4
1996                                         46               227.2               203.1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of National as of March 25, 1997, by (i) each person or entity who is known by National to beneficially own more than 5% of National's Common Stock, (ii) the Named Officers, (iii) each of National's current directors, and (iv) all current directors and executive officers as a group. A total of 3,896,937 shares of National's Common Stock were issued and outstanding as of March 25, 1997. For the purposes of the following information any securities not outstanding which are subject to options or other right to acquire within 60 days of March 25, 1997 are deemed to be outstanding for the purposes of computing the percentage of outstanding securities owned by such individual, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by any other person.

                                                                          NUMBER          PERCENT
                          NAME AND ADDRESS                             OF SHARES(1)       OF TOTAL
---------------------------------------------------------------------  ------------       --------
Mark A. Speizer(2)...................................................    1,962,126          49.3%
  395 Oyster Point Blvd., Suite 500
  South San Francisco, CA 94080
Brinson Partners, Inc.(3) and its affiliated entities................      509,399          13.1%
  209 South LaSalle Street
  Chicago, IL 60604-1295
Bankers Insurance Company(4).........................................      200,500           5.1%
  360 Central Avenue
  St. Petersburg, FL 33701
Bruce A. Cole........................................................        2,000           *
Tyron Yun(5).........................................................       11,288           *
Robert J. Lelieur....................................................        1,875           *
Gerry L. Gauer.......................................................           --             --
Nuno Brandolini d'Adda...............................................           --             --
Kevin R. McCarthy....................................................           --             --
Saul B. Jodel........................................................           --             --
John R. Gaulding(6)..................................................       50,000           1.3%
Melvyn D. Croner(7)..................................................       13,542           *
Paulette J. Taylor(8)................................................       72,250           1.8%
Kevin C. Eichler(9)..................................................       75,000           1.9%
All current directors and executive officers as a group (11
  persons)(10).......................................................    1,979,997          49.6%

---------------

  *  Less than 1%

 (1) The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 25, 1997 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

 (2) Includes: (i) 80,417 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997, (ii) 2,400 shares held by Mr. Speizer's spouse, Linda Speizer and (iii) 4,800 shares held by Mr. Speizer and his wife for the benefit of each of Mr. Speizer's two daughters (2,400 shares for the benefit of each daughter).

 (3) Based on Amendment No. 7 to Schedule 13G dated February 12, 1997, filed by Brinson Partners, Inc. ("BPI") with the SEC on behalf of itself, Brinson Trust Company ("BTC"), Brinson Holdings, Inc. ("BHI"), SBC Holding (USA), Inc. ("SBCUSA") and Swiss Bank Corporation ("SBC"). BTC is a wholly-owned subsidiary of BPI. BPI is a wholly-owned subsidiary of BHI. BHI is a wholly-owned subsidiary of SBCUSA. SBCUSA is a wholly-owned subsidiary of SBC. BPI, BHI, SBCUSA and SBC share voting and dispositive power with respect to 509,399 shares, of which shares BTC shares voting and dispositive power with respect to 150,364 shares.

 (4) Based on Schedule 13D dated June 12, 1996, filed by Bankers Insurance Company with the SEC pursuant to which Bankers Insurance Company disclosed the acquisition of 300,500 shares. Based on information provided to National in connection with National's preparation of this Form 10-K, Bankers Insurance Company disposed of 100,000 shares.

 (5) Includes 10,938 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997.

 (6) Represents 50,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997.

 (7) Represents 13,542 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997.

 (8) Represents 72,250 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997.

 (9) Represents 75,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997.

(10) Includes an aggregate of 95,938 shares issuable upon exercise of outstanding options exercisable within 60 days of March 25, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to an Option and Stock Purchase Agreement entered into on May 1, 1996, as amended (the "Stock Purchase Agreement"), between Howard L. Herman and Marcia Herman, Bradley Herman, Barbara Herman, and the Joel Franklin Herman Trust (collectively, the "Sellers"), and Mr. Speizer, Mr. Speizer agreed to purchase from the Sellers a total of 824,295 shares of Common Stock of National (the "Herman Shares") for a purchase price of $10.50 per share. 788,795 of the Herman Shares were purchased on May 31, 1996 and the remaining 35,500 Herman Shares were purchased on June 18, 1996. The Herman Shares represent approximately 17.5% of the then outstanding stock of the Company.

     Mr. Speizer's agreement to purchase the Herman Shares pursuant to the Stock Purchase Agreement was expressly conditioned upon receipt of an approval from the Commissioner, or an exemption granted by the Commissioner from the full filing and prior approval requirements set by the Commissioner. On May 23, 1996, the Commissioner granted such exemption.

     Pursuant to the Stock Purchase Agreement, the purchase price for the Herman Shares was $8,655,098, of which $3,074,805 was paid in cash, and $5,580,293 was paid by promissory notes payable by Mr. Speizer to the Sellers (the "Speizer Notes"). The Speizer Notes were payable over fifteen years, shall bear interest at 9% per annum and are payable in monthly installments of principal and interest in the aggregate amount of $56,599 per month. As collateral for the Speizer Notes, Mr. Speizer pledged to the Sellers, pursuant to Security Agreements and Stock Pledges, the Herman Shares and 400,000 additional shares of the Company's Common Stock currently owned by Mr. Speizer (together the "Pledged Shares"). The Pledged Shares are to be held in escrow by City National Bank (of Beverly Hills, California) pursuant to the terms of an Escrow Agreement dated May 31, 1996 between Mr. Speizer, the Sellers and City National Bank as escrow agent.

     Mr. Speizer obtained from Arabella S.A. ("Arabella"), a Luxembourg company, a line of credit for up to $4.2 million. Advances under the line of credit from Arabella are evidenced by a one-year term note bearing interest at 10% per annum (the "Arabella Note"). The Arabella Note is unsecured and no principal or accrued interest is due and payable by Mr. Speizer until May 31, 1997, the end of the term. Such line of credit was available to fund the purchase of the Herman Shares and remains available to fund amounts necessary for Mr. Speizer to make any regularly scheduled payments of principal and interest on the Speizer Notes during the term of the Arabella Note and certain other expenses.

     In February 1996, John R. Gaulding entered into a Consulting Agreement with the Company, pursuant to which he agreed to provide consulting services to the Company for the months of February and March 1996 at a rate of $25,000 per month. In February 1996, the Company entered into an At-Will Employment Agreement (the "Agreement") with Mr. Gaulding, pursuant to which Mr. Gaulding agreed to serve, commencing April 1, 1996, as Chief Executive Officer and President of National and each of its subsidiaries, and the Company agreed to pay Mr. Gaulding a signing bonus of $100,000, payable in installments of $50,000 on April 1, 1996 and $25,000 on each of October 1, 1996 and January 1, 1997 (the "Signing Bonus"), and an annual salary of $300,000. Pursuant to an incentive performance program recommended by the Compensation Committee of the Board of Directors and approved by the Board of Directors, which program was to set specific goals and performance criteria and targets for fiscal years 1996 and 1997 ("Incentive Plan Criteria and Targets"), Mr. Gaulding would have been eligible to receive an annual incentive award of (i) up to $150,000 for achieving the at target goal of the Incentive Plan Criteria and Targets, (ii) up to $90,000 for achieving an acceptable but not at target goal, and (iii) $300,000 for achieving an exceptional above target goal, provided that the incentive compensation for 1996 would have been pro rated based upon the months Mr. Gaulding was a full time employee and officer of the Company. New goals and incentives for calendar years subsequent to 1997 were to be defined by the Board of Directors; however, the at target incentive award was not to be less than $100,000, prorated for the year. Pursuant to the Agreement, Mr. Gaulding was granted an option to purchase 250,000 shares of Common Stock of National, all of which shares were to vest on March 31, 1998, subject to acceleration of vesting in the event of Mr. Gaulding's termination of employment in connection with a "change in control of the Company" or in the event of an "adverse change in the board of directors," as such terms were to be defined by June 30, 1996. The Company also agreed to provide Mr. Gaulding with a monthly automobile allowance of $1,000 and provided for participation by Mr. Gaulding and his immediate family in such group insurance plans and other employee benefits as the Company maintained. In addition, the Company agreed to reimburse the premium cost of $1.3 million life insurance policy for the period April 1, 1996 through March 31, 1998, up to a maximum premium amount of $10,000 per year. In addition, the Agreement provided that in the event of termination of employment by the Company without cause, Mr. Gaulding was to receive any installment of the Signing Bonus not yet paid and a severance payment ranging from (i) $150,000, in the event his employment was terminated more than 18 months but less than twenty-four months following the date of the Agreement, to (ii) $300,000, in the event his employment was terminated within nine months following the date of the Agreement. Minor modifications of the foregoing were made in a First Amendment to the foregoing Agreement.

     In July 1996, National entered into the Second Amendment of John R. Gaulding At-Will Employment Agreement with John R. Gaulding. The Second Amendment provided that upon a change of control (as defined therein) that Mr. Gaulding would receive a change of control payment of $350,000. For a period of twenty-four (24) months after a change of control, Gaulding would make himself available to provide consulting services to the Company. As compensation Gaulding was to receive a payment of $14,300 per month for such twenty four month period with the full amount which would be payable over such period to be paid upon a change of control into a rabbi trust. As additional compensation Mr. Gaulding was to receive a payment of up to $10,000 for life insurance, a payment of up to $25,000 for office rental and related expenses, and reimbursement of reasonable expenses incurred by Gaulding in providing such consulting services to National. The Second Amendment also provided that the option to purchase 250,000 shares of Common Stock of National, which Gaulding received in the Agreement, would be amended as of the date of a change of control so that it covered only 50,000 shares, which option would be fully exercisable and one hundred percent (100%) vested and would remain exercisable for a period of ten years following the date of grant. The grant with respect to the remaining 200,000 shares would become void upon a change of control. In July 1996, Mr. Gaulding resigned following a change of control thereby causing National to pay the foregoing amounts and his receipt of the indicated benefits. See "Item
11 -- Executive Compensation -- Summary Compensation Table".

     In order to provide an incentive for continued employment during any change of control, in July 1996 National entered into a Change of Control Severance Agreement and Mutual Release with each of (i) Paulette J. Taylor, then Executive Vice President, General Counsel and Secretary of National, (ii) Roger A. Conley, then Executive Vice President, Sales of National, and (iii) Kevin C. Eichler, then

Executive Vice President and Chief Financial Officer of National. Pursuant to such Agreements, National agreed that if the particular individual terminated employment at any time within twelve (12) months following a change of control of National, as defined in the Agreement, then National would provide the following benefits to such individual: (i) a cash payment equal to one year's salary, (ii) a cash payment of $10,000, in lieu of twelve (12) months of employer-paid COBRA benefits, (iii) a cash payment of $35,000, in lieu of outplacement counseling and assistance benefits, (iv) one hundred percent (100%) vesting of the unvested portion of any stock option held by the individual, and
(v) stock options held by the individual would remain exercisable for a period of two years following the date of such individual's termination of employment with National. In July 1996, Ms. Taylor, Mr. Eichler and Mr. Conley resigned their positions with National following a change of control thereby causing National to pay the foregoing amounts to each of them and their receipt of the indicated benefits. See "Item 11 -- Executive Compensation -- Summary Compensation Table".

     In July 1996, National entered into an employment agreement with Mark A. Speizer pursuant to which Mr. Speizer was engaged as National's Chairman of the Board and Chief Executive Officer. The term of such employment agreement is three years. Mr. Speizer is paid a salary of $300,000 per year. Mr. Speizer was granted an option to purchase 75,000 shares of Common Stock of National, one-third of which options shall vest after one (1) year with the balance vesting monthly over the next 24 months. The employment agreement further provided for a waiver of the limitation of employment provisions contained in the Severance Agreement and Release of Claims entered into by Mr. Speizer and National on October 19, 1995 (the "Severance Agreement"). The Severance Agreement was entered into in connection with the termination of Mr. Speizer's employment in 1995. Pursuant to that agreement, Mr. Speizer was paid approximately $885,000. Section 7.3 of the Severance Agreement provided that "Speizer agrees that he will not seek nor accept employment with the Company in the future and that the Company is entitled to reject without cause any application for employment with the Company made by him, and not hire him, and that Speizer shall have no cause of action against the Company arising out of any such rejection. *** If Speizer in any other manner becomes an employee of the Company, Speizer shall be obligated to return all amounts paid to him pursuant to this Severance Agreement and Release unless otherwise agreed in writing by the parties hereto."

     The employment agreement provided that the provisions of the Severance Agreement limiting Mr. Speizer's right to accept future employment with National are null and void and that the obligation to repay any amounts paid to Mr. Speizer under the Severance Agreement are waived provided that Mr. Speizer remains employed by National for the three year term of his employment agreement. Section 8 of the employment agreement provides: "WAIVER OF LIMITATION ON REEMPLOYMENT. The parties agree that Section 7.3 of the Severance Agreement and Release of Claims entered into between Speizer and the Company on October 19, 1995, limiting Speizer's right to accept future employment with the Company shall be null and void, and the Company waives any right it may have or may have had under that provision to require Speizer to forfeit sums paid under the Severance and Release Agreement provided that Speizer remains employed by the Company during the Term of this Agreement. Notwithstanding the foregoing, in the event of Speizer's death or disability, Speizer or his estate will not be obligated to forfeit said sums."

     In July 1996 National entered into an employment agreement with Bruce A. Cole pursuant to which Mr. Cole was engaged as National's President. The term of such employment agreement is three years. Mr. Cole is paid a salary of $290,000 per year. Mr. Cole was granted an option to purchase 75,000 shares of Common Stock of National one-third of which options shall vest after one (1) year with the balance vesting monthly over the next 24 months. Mr. Cole's employment agreement provides, among other things, that during the term of the employment agreement the Board of Directors may terminate Mr. Cole's employment only upon written notice for cause. Cause is defined as a conviction of a felony or a finding of liability based on intentional tortuous conduct consisting of a breach of fiduciary duty relating to his performance as an officer and/or director of the Company. In addition, Mr. Cole's employment agreement provides that if the Company terminates Mr. Cole for reasons other than for cause, the Company shall pay Mr. Cole, in a single payment payable upon termination, an amount equal to (i) his unpaid base salary for the remainder of the three year term, (ii) the undiscounted remaining costs to provide the benefits provided in the employment agreement for the remainder of the three year term, such as the cost of Mr. Cole's membership and participation in professional associations, a $1,000 per month automobile allowance and premiums for certain insurance, including a $1 million life insurance policy, and (iii) any unpaid bonus from the previous year plus any bonus payable pursuant to any bonus plan then in effect.

     In August 1996, National entered into an employment agreement with C. Alan Paylor pursuant to which Mr. Paylor was engaged as National's Executive Vice President, Sales. The agreement is an at-will employment agreement. Mr. Paylor is paid a salary of $130,000 per year plus certain incentive compensation calculated based on the performance of the Company.

     In September 1996 National entered into a consulting agreement with Scorpion Holdings, Inc., a Delaware corporation ("Scorpion") pursuant to which Scorpion agreed to provide certain consulting services in connection with (i) management and strategic planning, (ii) the identification of financing, acquisitions and divestiture opportunities for National, and (iii) other matters relating to the day-to-day business and operation of National or any of its subsidiaries or affiliated companies, as the Board of Directors of National may from time to time reasonably request. In addition, if National engages in any
(i) merger, consolidation or sale of any of its assets (other than in the ordinary course of its business) or outstanding securities or (ii) acquisition of assets or stock of another company, Scorpion has the right to act as a financial advisor to National pursuant to an engagement agreement, the terms and conditions of which shall be mutually agreed upon by National and Scorpion. The term of the consulting agreement is for one year; provided, however, the term is extended for an additional period of one year unless written notice of termination is given by either party not less than sixty (60) days prior to the first anniversary date of the consulting agreement. Pursuant to the consulting agreement, Scorpion receives an annual fee of $300,000 plus reimbursement for reasonable out-of-pocket costs and expenses. Mr. Brandolini is the sole shareholder, a director and chief executive officer of Scorpion. Mr. McCarthy is a director and president of Scorpion. Mr. Brandolini and Mr. McCarthy are directors of National.

     In October 1996, National entered into a bridge loan agreement with Hydrodynamics Corporation ("Hydrodynamics"), pursuant to which National loaned to Hydrodynamics $300,000. The bridge loan is evidenced by a Convertible Promissory Note, in the principal amount of $300,000, which note bears interest at the rate of 10% per annum and matures on October 28, 1997. Mr. Brandolini and Mr. McCarthy, who are directors of National are also directors, officers and shareholders of Hydrodynamics. In December 1996, Hydrodynamics commenced voluntary proceedings under Chapter 11 of the federal bankruptcy laws. In February 1997, Arabella, S.A. purchased from National the Convertible Promissory Note of Hydrodynamics issued to National for a purchase price of $300,000. National assigned its rights under the Convertible Promissory Note and the Stock Purchase Warrant to Arabella, S.A. Mr. Brandolini is also a director of Arabella S.A.

     In March 1997 National entered into an employment agreement with Gregory S. Saunders pursuant to which Mr. Saunders was engaged as National's Executive Vice President, Treasurer and Chief Financial Officer. The agreement is an at-will employment agreement. Mr. Saunders is paid a salary of $150,000 per year.

     National entered into an employment agreement with Robert P. Barbarowicz, effective as of August 1996, pursuant to which Mr. Barbarowicz was engaged as National's Executive Vice President, General Counsel and Secretary. The agreement is an at-will employment agreement. Mr. Barbarowicz is paid a salary of $150,000 per year of which, for the first year, $25,000 was paid upon commencement of employment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

        ITEM(S)                                                                        PAGE(S)
        ----                                                                           -------
        (1)  FINANCIAL STATEMENTS:
             Report of Independent Accountants.......................................     40
             Consolidated Balance Sheets, December 31, 1996 and 1995.................     41
             Consolidated Statements of Operations for the years ended December 31,
             1996, 1995 and 1994.....................................................     42
             Consolidated Statement of Changes in Shareholders' Equity for the years
             ended December 31, 1996, 1995 and 1994..................................     43
             Consolidated Statement of Cash Flows for the years ended December 31,
             1996, 1995 and 1994.....................................................     44
             Notes to Consolidated Financial Statements..............................     45
        (2)  FINANCIAL STATEMENT SCHEDULES:
             Report of Independent Accountants on Financial Statement Schedules......     59
             I  Summary of Investments Other than Investments in Related Parties.....     60
             II  Condensed Financial Information of Registrant (Parent Company)......     61
             III  Supplementary Insurance Information Concerning Property Casualty
                  Operations.........................................................     64
             VI  Reinsurance.........................................................     65
             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
        (3)  EXHIBITS
        The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

     (b) REPORTS ON FORM 8-K

     National filed a Form 8-K on October 23, 1996 which filed as Exhibits, an Employment Contract with C. Alan Paylor dated August 26, 1996, a Consulting Agreement with Scorpion Holdings, Inc. dated September 11, 1996, and a press release dated October 22, 1996.

     (c) EXHIBITS

     See Item 14 (a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14 (a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
National Insurance Group:

     We have audited the accompanying consolidated balance sheets of National Insurance Group and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Insurance Group and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Francisco, California
February 7, 1997

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           AS OF DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
                                            ASSETS
Investments:
  Fixed maturities for 1995 at market (amortized cost: $20,718) and 1996
     at market (amortized cost: $18,293).................................  $21,130     $18,538
  Equity securities at market............................................    2,271       2,051
  Short-term investments, at cost (which approximates market)............   13,801      11,984
                                                                           -------     -------
          Total investments..............................................   37,202      32,573
Cash.....................................................................      133       1,204
Net premiums and accounts receivable.....................................    4,875       5,181
Accrued interest receivable..............................................      344         377
Net property and equipment...............................................    4,068       3,484
Deferred acquisition costs...............................................    2,624       2,186
Deferred federal income taxes............................................    1,590         421
Other assets.............................................................    1,260       1,686
                                                                           -------     -------
          Total assets...................................................  $52,096     $47,112
                                                                           =======     =======

                                         LIABILITIES
Reserve for losses and LAE...............................................  $ 3,055     $ 2,198
Unearned premiums........................................................    5,703       4,753
Commissions payable......................................................      742         584
Accrued expenses and other liabilities...................................    2,442       4,247
Drafts payable...........................................................      421         295
Notes payable............................................................        0       1,333
Reserve for return premiums..............................................    1,216       2,382
Reserve for Proposition 103..............................................    4,534       2,268
Deferred Revenue.........................................................    1,102         500
                                                                           -------     -------
          Total liabilities..............................................  $19,215     $18,560
                                                                           =======     =======
Commitments (Note 8)
                                     SHAREHOLDERS' EQUITY
Preferred Stock, 5,000,000 shares authorized with no par value; none
  issued and outstanding.................................................       --          --
Common stock:
  15,000,000 shares authorized with no par value; issued and outstanding,
     4,679,697 and 3,896,937 in 1995 and 1996, respectively..............  $23,071     $17,592
Retained earnings........................................................    9,810      10,960
                                                                           -------     -------
          Total shareholders' equity.....................................   32,881      28,552
                                                                           -------     -------
Total liabilities and shareholders' equity...............................  $52,096     $47,112
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1994          1995          1996
                                                            ---------     ---------     ---------
Net premiums written......................................  $  20,036     $  14,956     $  12,636
Change in unearned premiums...............................        822         2,064           949
                                                            ---------     ---------     ---------
Net premiums earned.......................................     20,858        17,020        13,585
Flood inquiry fees........................................      7,978        10,593        18,499
Tracking fees.............................................      3,012         4,786         5,479
Net commissions income....................................      1,103         1,502         1,145
Net investment income.....................................      1,836         2,042         1,975
                                                            ---------     ---------     ---------
          Total revenues..................................     34,787        35,943        40,683
                                                            ---------     ---------     ---------
Loss and LAE..............................................      7,873         6,044         4,002
Commissions paid to nonaffiliates.........................      4,739         4,079         1,954
Personnel expenses........................................     13,677        16,891        18,948
All other expenses........................................      9,096        12,252        14,221
Non-recurring expenses....................................      1,020         4,100             0
                                                            ---------     ---------     ---------
          Total expenses..................................     36,405        43,366        39,125
                                                            ---------     ---------     ---------
Income (loss) before provision for (benefit from) income
  taxes...................................................     (1,618)       (7,423)        1,558
Provision for (benefit from) income taxes.................       (534)       (2,559)          284
                                                            ---------     ---------     ---------
Net income (loss).........................................  $  (1,084)    $  (4,864)    $   1,274
                                                            =========     =========     =========
Weighted average common and common equivalent shares
  outstanding.............................................  4,679,000     4,679,000     3,917,000
                                                            =========     =========     =========
          Net income (loss) per share.....................  $   (0.23)    $   (1.04)    $    0.33
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

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             COMMON STOCK                    TOTAL
                                                           ----------------   RETAINED   SHAREHOLDERS'
                                                           SHARES   AMOUNT    EARNINGS      EQUITY
                                                           ------   -------   --------   -------------
Balance, January 1, 1994.................................  5,064    $25,267   $ 16,682      $41,949
Shares issued under public offering......................    115      1,408         --        1,408
Shares repurchased.......................................   (500)    (3,610)        --       (3,610)
Net unrealized loss on fixed maturities and equity
  securities, net of deferred tax........................     --         --       (171)        (171)
Dividend paid............................................     --         --     (1,202)      (1,202)
Net loss.................................................     --         --     (1,084)      (1,084)
                                                           -----    -------    -------      -------
Balance, December 31, 1994...............................  4,679     23,065     14,225       37,290
Net unrealized gain on fixed maturities and equity
  securities, net of deferred tax........................     --         --        449          449
Options exercised........................................      1          6         --            6
Net loss.................................................     --         --     (4,864)      (4,864)
                                                           -----    -------    -------      -------
Balance, December 31, 1995...............................  4,680     23,071      9,810       32,881
Net unrealized loss on fixed maturities and equity
  securities, net of deferred tax........................     --         --       (124)        (124)
Options exercised........................................     22        188         --          188
Shares repurchased.......................................   (805)    (5,667)        --       (5,667)
Net income...............................................     --         --      1,274        1,274
                                                           -----    -------    -------      -------
Balance, December 31, 1996...............................  3,897    $17,592   $ 10,960      $28,552
                                                           =====    =======    =======      =======

     Dividends declared per share were $0.20 for the year ended December 31, 1994. There were no dividends declared for the years ended December 31, 1995 and 1996.

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994         1995         1996
                                                            --------     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................  $ (1,084)    $ (4,864)    $   1,274
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................     2,099        2,193         1,758
     Loss on sale of equipment............................        --        1,040           288
     Change in assets and liabilities:
       (Increase) decrease in net premiums and accounts
          receivable, and accrued interest receivable.....     4,015          (89)          339
       Decrease in deferred acquisition costs.............       378          949           438
       Increase in insurance liabilities..................    (4,573)      (3,179)         (767)
       Increase (decrease) in reserve for Prop. 103.......       434        4,100        (2,266)
       (Increase) decrease in tax assets..................      (160)      (1,292)        1,169
       Other, net.........................................       317          709          (200)
                                                            --------     --------     ---------
          Net cash provided (used) by operating
            activities....................................     1,426         (433)        2,033
                                                            --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments.................................   (88,947)     (43,518)     (123,509)
  Maturity of investments.................................    92,998       45,273       128,138
  Purchase of equipment...................................    (2,620)      (1,350)       (1,445)
                                                            --------     --------     ---------
          Net cash provided by investing activities.......     1,431          405         3,184
                                                            --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes.........................        --           --         2,000
  Principal payments on notes payable.....................        --           --          (667)
  Issuance of common stock................................     1,408           --            --
  Repurchase of common stock..............................    (3,610)          --        (5,667)
  Stock options exercised.................................        --            6           188
  Dividends to shareholders...............................    (1,202)          --
                                                            --------     --------     ---------
          Net cash provided (used) by financing
            activities....................................    (3,404)           6        (4,146)
                                                            --------     --------     ---------
Net increase (decrease) in cash...........................      (547)         (22)        1,071
Cash at beginning of year.................................       702          155           133
                                                            --------     --------     ---------
Cash at end of year.......................................  $    155     $    133     $   1,204
                                                            ========     ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying consolidated financial statements of the Company include the accounts of National Insurance Group ("National") and its subsidiaries ("Subsidiaries"), Great Pacific Insurance Company (the "Insurance Subsidiary"), Pinnacle Data Corporation ("Pinnacle"), and Fastrac Systems, Inc. Insurance Agent & Broker (the "Agency"). The Agency has a wholly-owned subsidiary, Fastrac Systems, Inc. ("Fastrac").

     The Subsidiaries have transactions with each other in the ordinary course of business. The Agency receives a commission for business it writes which is insured or reinsured by the Insurance Subsidiary. Certain expenses are shared between the Subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The Company provides specialized information services and related insurance products to mortgage bankers, other financial institutions and others located throughout the United States. Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis, enabling these institutions to:

     - determine if the residential or commercial real estate, which is collateral for loans being financed or serviced by such institutions and for other purposes, is located within a federally-designated Special Flood Hazard Area ("SFHA"), and

     - monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), automobile and other consumer loans and leases and, to a lesser extent, commercial mortgages.

     When the Tracking Services indicate that insurance coverage has lapsed, the financial institution may contract with the Company to provide specialized, short-term fire, allied peril or physical damage insurance (generally referred to as "force-place" insurance), which the Company provides through its wholly-owned subsidiary, Great Pacific Insurance Company (the "Insurance Subsidiary") in 48 states and through nonaffiliated insurance companies in the remainder of the United States. In addition, the Company provides flood insurance, for which the risk is assumed by the U.S. Government under the National Flood Insurance Program ("NFIP") and underwrites automobile physical damage insurance.

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

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

          Premiums written are earned on a pro rata basis over the periods covered by the policies. Policyholders have the right to cancel a policy at any time and receive a minimum refund as defined by law or regulation. In certain circumstances, the Company grants refunds in excess of the minimum amounts required by regulation. The Company received acceptance from the California Department of Insurance to establish a reserve for return premiums, based upon historical experience, to provide for anticipated cancellations net of written premiums. Actual cancellations could differ from management's estimates. Changes in estimates of cancellations resulting from the continuous review process and differences between estimates and actual cancellations are included in income of the period in which the estimates are changed or cancellations occur.

          Fee income is recognized when earned. Certain contractual agreements for Flood Zone Determination Services provide for some future services by the Company. In these cases the majority of the revenue is recognized at the inception of the service and the balance of the revenue is recognized over the estimated period the services are performed.

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

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of certain revenues and certain expenses during the reporting period. Actual results could differ from those estimates.

          Investments in fixed maturities include bonds, U.S. Treasury notes, federal discount notes, mortgage-backed securities and certificates of deposit. Investments in equity securities are preferred stock. Short-term investments consist of certificates of deposits, commercial paper and money market accounts at certain financial institutions and are carried at cost which approximates market. Investment income is recognized as earned. Realized gains or losses on sale of investments are determined on the basis of specific identification and are included in income.

          The Company's fixed maturity and equity security investments are categorized as available-for-sale and as a result are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

          On December 29, 1995, the Company transferred securities with an amortized cost basis of $20,718,000 and net unrealized gains of $412,000 from its held-to-maturity portfolio to the available-for-sale portfolio in accordance with the special report issued by the Financial Accounting Standards Board ("FASB") titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The FASB special report included special transition provisions for the one-time reassessment and reclassification of securities from the held-to-maturity portfolio during the period from November 15, 1995 to December 31, 1995. Prior to December 29, 1995, the Company

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES classified its fixed maturity and equity security investments as held-to-maturity. Held-to-maturity investments were carried at amortized costs.

          The Company's investment policies limit concentration of credit risk by diversifying its investment portfolio and by, among other things, limiting its investments in certificates of deposit to balances insured by the Federal Deposit Insurance Corporation. The Company maintains deposit balances, other than certificates of deposit, with some financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. A significant portion of the Company's receivables are from mortgage bankers and financial institutions.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128. SFAS No. 128 is designed to improve the earnings per share (EPS) information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company will implement SFAS No. 128 in 1997. Management has not determined the impact that SFAS No. 128 may have on the financial statements.

          For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income (loss) or Shareholder's equity.

3. INVESTMENTS

     (a) Fixed-maturity investments available for sale (in thousands):

                                  AS OF DECEMBER 31, 1995                             AS OF DECEMBER 31, 1996
                      -----------------------------------------------     -----------------------------------------------
                                                            ESTIMATED                                           ESTIMATED
                      AMORTIZED   UNREALIZED   UNREALIZED    MARKET       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                        COST         GAIN         LOSS        VALUE         COST         GAIN         LOSS        VALUE
                      ---------   ----------   ----------   ---------     ---------   ----------   ----------   ---------
U.S. Government
  securities........   $ 4,886       $ 57         $ --       $ 4,943       $ 2,599       $ 10       $     --     $ 2,609
State and municipal
  bonds.............    12,380        365           10        12,735        10,282        235             --      10,517
Certificates of
  deposit...........     3,362         --           --         3,362         5,331         --             --       5,331
Mortgage-backed
  securities........        90         --           --            90            81         --             --          81
                                                                                                          --
                       -------       ----          ---       -------       -------       ----                    -------
         Total......   $20,718       $422         $ 10       $21,130       $18,293       $245       $      0     $18,538
                       =======       ====          ===       =======       =======       ====             ==     =======

     At December 31, 1996, investment securities, at amortized cost and estimated market value, have contractual maturities as presented in the table below; however, other contract terms may allow actual maturities to differ from contractual maturities.

                                               AMORTIZED COST                            ESTIMATED MARKET VALUE
                                 -------------------------------------------   -------------------------------------------
                                    STATE AND      CERTIFICATES   U.S. GOVT.      STATE AND      CERTIFICATES   U.S. GOVT.
                                 MUNICIPAL BONDS    OF DEPOSIT    SECURITIES   MUNICIPAL BONDS    OF DEPOSIT    SECURITIES
                                 ---------------   ------------   ----------   ---------------   ------------   ----------
Within one year................      $   645          $   --        $1,900         $   646          $   --       $  1,905
One through five years.........        5,848           5,331           699           5,951           5,331            704
Six through ten years..........        3,695              --            --           3,817              --             --
More than ten years............           94              --            --             103              --             --
Mortgage-backed securities.....           --              --            81              --              --             81
                                     -------          ------        ------         -------          ------         ------
         Total.................      $10,282          $5,331        $2,680         $10,517          $5,331       $  2,690
                                     =======          ======        ======         =======          ======         ======

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     There were no sales of fixed-maturity investments in 1995 or 1996.

     (b) Equity Securities Available for Sale:

     At December 31, 1995 the Company had market rate preferred stock with a cost of $2,210,000, an unrealized gain of $61,000 and a market value of $2,271,000.

     At December 31, 1996 the Company had market rate preferred stock with a cost of $2,010,000 an unrealized gain of $41,000, and a market value of $2,051,000.

4. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                                                  AS OF DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1996
                                                                 --------     --------
        Office furniture and equipment.........................  $  3,237     $  3,240
        Data processing equipment..............................     6,273        6,618
        Software...............................................     4,172        4,579
        Leasehold improvements.................................       998        1,023
                                                                   ------       ------
                                                                   14,680       15,460
        Less accumulated depreciation and amortization.........   (10,612)     (11,976)
                                                                   ------       ------
                  Total........................................  $  4,068     $  3,484
                                                                   ======       ======

     Depreciation and amortization expense was $2,042,000, $2,160,000 and $1,758,000, in 1994, 1995 and 1996, respectively.

5. DEFERRED ACQUISITION COSTS

Changes in deferred acquisition costs are summarized as follows (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER
                                                                      31,
                                                        -------------------------------
                                                         1994        1995        1996
                                                        -------     -------     -------
        Deferred acquisition costs, beginning of
          period....................................    $ 3,951     $ 3,573     $ 2,624
        Additions...................................     10,669       8,648       5,859
        Amortization expense........................    (11,047)     (9,597)     (6,297)
                                                        -------      ------      ------
        Deferred acquisition costs, end of period...    $ 3,573     $ 2,624     $ 2,186
                                                        =======      ======      ======

     The net change in deferred acquisition costs is included in the consolidated statements of income as a component of commissions paid to nonaffiliates, personnel expenses and all other expenses.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

6. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

     Activity in the reserve for loss and loss adjustment expenses is summarized as follows (in thousands):

                                                               FOR THE YEARS ENDED DECEMBER
                                                                           31,
                                                               ----------------------------
                                                                1994       1995       1996
                                                               ------     ------     ------
    Reserves for losses and LAE at beginning of year.........  $5,628     $3,360     $3,055
                                                               ------     ------     ------
    Losses and LAE:
      Provision for losses and LAE for claims occurring in
         current year........................................   7,627      6,378      3,971
      Increase (decrease) in estimated losses and LAE for
         claims occurring in prior years.....................     246       (334)        31
                                                               ------     ------     ------
                                                                7,873      6,044      4,002
                                                               ------     ------     ------
    Losses and LAE payments for claims occurring during:
      Current year...........................................   4,664      4,329      2,487
      Prior years............................................   5,477      2,020      2,372
                                                               ------     ------     ------
                                                               10,141      6,349      4,859
                                                               ------     ------     ------
    Reserves for losses and LAE at end of year...............  $3,360     $3,055     $2,198
                                                               ======     ======     ======

     During 1994, and 1995, the Company ceded losses of $213,000, and $6,600 respectively, to reinsurers for losses occurring in 1992. There were no losses ceded to reinsurers in 1996.

7. INCOME TAX

     The components of income tax expense are as follows (in thousands):

                                                               AS OF DECEMBER 31,
                                                           ---------------------------
                                                           1994       1995       1996
                                                           -----     -------     -----
        Federal
          Current......................................    $ (87)    $(1,508)    $(829)
          Deferred.....................................     (447)     (1,142)    1,091
                                                           -----     -------     -----
                                                            (534)     (2,650)      262
        State
          Current......................................       --          91        22
                                                           -----     -------     -----
          Total........................................    $(534)    $(2,559)    $ 284
                                                           =====     =======     =====

     The actual tax expense differs from expected tax expense computed by applying the federal statutory tax rate to operating income before provision for income taxes as follows (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                         1994          1995          1996
                                                         -----         -----         -----
        Tax at federal statutory rate................      34%           35%           35%
        Tax-Exempt investment income.................      (7)           (9)          (13)
        Other........................................       6             8            (4)
                                                                       -- -
                                                          ---                         ---
                  Total..............................      33%           34%           18%
                                                          ===           ===           ===

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     The components of the net deferred tax balance as of December 31, 1994, 1995 and 1996 are as follows (in thousands):

                                                                ASSET (LIABILITY)
                                                          -----------------------------
                                                           1994        1995       1996
                                                          -------     -------     -----
        Unearned premium reserve........................  $   528     $   388     $ 323
        Deferred acquisition costs......................   (1,215)       (892)     (743)
        Write-down of carrying value of equity
          securities....................................       78           0         0
        Loss reserve discounting........................       62          39        90
        Prepaid expenses................................       45         (95)     (134)
        Deferred revenue................................      201         335       170
        Proposition 103 reserve.........................      147       1,541         0
        Accrued liabilities.............................      338         181       613
        Other...........................................      114          93       102
                                                           ------      ------      ----
                  Total.................................  $   298     $ 1,590     $ 421
                                                           ======      ======      ====

     The Company has not established a valuation reserve at December 31, 1996. Realization of deferred tax assets is dependent on the ability to carry back losses to previous years, the likelihood of future income, and the timing of realization of deferred tax assets. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced or the timing of realization of deferred tax assets changes.

     Deferred income taxes were provided on temporary differences in the recognition of income for income tax and financial statement purposes. The source and tax effect of these temporary differences in the provision are as follows (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                       1994         1995          1996
                                                       -----       -------       ------
        Unearned premium reserve.....................  $  56       $   140       $   65
        Deferred acquisition costs...................   (128)         (323)        (149)
        Write-down of carrying value of equity
          securities.................................    (19)           78            0
        Loss reserve discounting.....................     54            23          (51)
        Prepaid expenses.............................     73           140           39
        Deferred revenue.............................    (81)         (134)         165
        Prop. 103 reserve............................     --        (1,394)       1,541
        Accrued liabilities..........................   (478)          307         (432)
        Other........................................     76            21          (87)
                                                       ------      --------      ------
          Total......................................  $(447)      $(1,142)      $1,091
                                                       ======      ========      ======

     Taxes paid in 1994, 1995 and 1996 were $195,000, $91,000 and $22,000 respectively. Tax refunds received for 1994, 1995 and 1996 were $675,000, $627,000 and $798,000 respectively.

8. COMMITMENTS

     National's subsidiaries have entered into operating leases. The operating leases are for office space for National and Subsidiaries' home office, Fastrac branch offices in Bellevue, Washington and Springfield, Ohio and Pinnacle offices in Concord, California. Rental expense under operating leases was $1,222,000, $1,134,000 and $1,175,000 in 1994, 1995 and 1996, respectively.

     National has entered into employment contracts with some key employees. Base compensation expense (not including bonus or commission) under employment contracts was $425,000, $264,108 and $259,254 in

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

1994, 1995 and 1996, respectively. In addition, in 1996 National paid $1,328,200 to certain individuals upon a change of control of the Company. As of December 31, 1996, National had commitments for such future compensation with respect to employment contracts with Mark Speizer and Bruce Cole, and future commissions payable for amounts that cannot now be determined for 1997 pursuant to the Employment contract with C. Alan Paylor and pursuant to the Agreement of Employment Termination between National and Douglas H. Helm.

     The future minimum payments due under commitments at December 31, 1996 are as follows (in thousands):

                                                             OPERATING         EMPLOYMENT
                                                              LEASES           AGREEMENTS
                                                             ---------         ----------
        For the Year Ending December 31,
          1997.............................................   $ 1,242            $  590
          1998.............................................   $ 1,158               590
          1999.............................................   $   838               306
          2000.............................................   $     0                 0
                                                             ---------         ----------
        Total minimum payments.............................   $ 3,238            $1,486

9. PROPOSITION 103

     On October 25, 1995, the Insurance Subsidiary entered into a stipulation and consent order with the California Insurance Department to resolve the Insurance Subsidiary's rollback obligation related to California Proposition
103. Pursuant to that settlement, the Insurance Subsidiary agreed to pay the sum of approximately $4.1 million as a rollback refund to its policyholders for the rollback year. The Company issued the refund checks during the first quarter of 1996. The rollback refund was paid to each eligible policyholder in the proportion that the written premium for each policyholder bears to the Insurance Subsidiary's total written premiums in California for policies in Proposition 103 lines issued or renewed during the rollback year. Pursuant to the settlement, the rollback refund constitutes the Insurance Subsidiary's entire rollback obligation and fully discharges the Insurance Subsidiary and extinguishes all of its obligations to rollback rates, make refunds to policyholders, or pay interest to policyholders. The Department has agreed to seek no further rollbacks or interest against the Insurance Subsidiary for the rollback year. Also, the settlement approves all rate filings which received interim approvals for current rate levels made since 1989, and all rates and rate levels charged by the Insurance Subsidiary from time to time between November 8, 1989 and the date the settlements were approved.

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

     Risks reinsured would become a liability of the Insurance Subsidiary in the event any reinsurer is unable or will not fulfill the obligations assumed under the agreements. The Insurance Subsidiary limits its credit risk associated with reinsurance recoverables by evaluating the financial condition of members of the reinsurance pool, and diversifying the pool participants. As of December 31, 1994, $11,000, was recorded as a receivable under reinsurance treaties. For the years ended December 31, 1995 and 1996, there were no receivables recorded under reinsurance treaties.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     For the years ended December 31, 1994, 1995, and 1996, ceded reinsurance premiums were $1,170,000, $933,000 and $691,000, respectively, and there were no ceded reinsurance losses for the respective years.

     The Insurance Subsidiary is also a "Write Your Own" ("WYO") carrier under the National Flood Insurance Program. The premiums written and the insurance risks under the WYO program are ceded to the Federal Emergency Management Agency ("FEMA"). The form of this treaty is the actual assumption of liability by FEMA and, accordingly, amounts are excluded from net premiums and accounts receivable and reserve for losses and LAE. For the years ended December 31, 1994, 1995, and 1996, ceded reinsurance premiums for this program were $1,520,000, $1,234,000 and $2,268,000, respectively.

     The Insurance Subsidiary assumes a proportional share of the premiums written and the insurance risks from other insurance companies for force-place insurance policies produced through the Agency. In accordance with industry practice, reinsurance assumed is presented as an addition to net premiums written in the financial statements. The Insurance Subsidiary assumed net written premiums of $(1,259,000), $(197,000)and $(29,511) in 1994, 1995, and
1996, respectively. As of December 31, 1994, 1995 and 1996, assumed unearned premiums were $39,000, $0, and $0 respectively.

11. INVESTMENT INCOME

     The components of investment income are as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER
                                                                       31,
                                                           ----------------------------
                                                            1994       1995       1996
                                                           ------     ------     ------
        Fixed maturities.................................  $1,165     $1,181     $1,246
        Short-term investments...........................     802        947        739
        Net realized gains (losses)......................      --         (3)        17
        Investment expenses..............................    (131)       (83)       (27)
                                                           ------     ------     ------
        Net investment income............................  $1,836     $2,042     $1,975
                                                           ======     ======     ======

12. MAJOR CUSTOMERS

     During 1994, National and Subsidiaries derived 22% of total revenues from one customer, of which 20% was for insurance services and 2% for fee-based services. During 1995, National and Subsidiaries derived 13% of total revenues from one customer, of which all was for insurance services. During 1996, National and Subsidiaries derived 9% of total revenues from one customer, of which all was for insurance services. In the same year another customer represented 9% of total revenues, of which 7% was for insurance services and 2% for fee-based services.

13. EARNINGS PER SHARE

     The number of shares used in the earnings per share computation is calculated as follows:

                                                              1994        1995        1996
                                                            ---------   ---------   ---------
    Weighted average common shares......................... 4,678,729   4,679,697   3,885,740
    Common shares issuable under outstanding stock
      options..............................................        --          --      31,686
                                                            ----------  ----------  ----------
              Total........................................ 4,678,729   4,679,697   3,917,426
                                                            ==========  ==========  ==========
    Net income (loss) (in thousands)....................... $  (1,084)  $  (4,864)  $   1,274
    Per share results:
              Net income (loss)............................ $   (0.23)  $   (1.04)  $    0.33

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     The number of shares issuable upon exercise of outstanding options has been calculated using the treasury stock method based on the average market price during the year. In 1994 and 1995, the Company had a loss per share which is calculated based upon the number of common shares outstanding.

     There are no differences between primary and fully diluted earnings per share.

14. DIVIDEND RESTRICTION

     California law limits the payment of dividends to National by the Insurance Subsidiary. The maximum dividend that may be paid without prior approval of the Insurance Commissioner is limited to the greater of 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the preceding December 31, or the net income of the preceding calendar year. In 1997, the maximum dividend would be limited to the net income of the Insurance Subsidiary at December 31, 1996. Statutory policyholders' surplus and net income of the Insurance Subsidiary is as follows (in thousands):

                                                         1994        1995        1996
                                                        -------     -------     -------
        Statutory policyholders' surplus..............  $25,209     $23,687     $26,765
        Net income (loss).............................  $ 2,575     $(1,892)    $ 2,758

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

     There were no cash dividends paid by the Insurance Subsidiary in 1994, 1995 or 1996.

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

     Under the 1991 Director Option Plan, as amended, participants may be awarded options for shares of National's common stock subject to various restrictions which limit the sale or other transfer of the shares until the expiration of a specified time period. A maximum of 325,000 shares may be issued under the plan. The exercise price of options granted under the plan may not be less than 100% of the fair value on the date of the grant.

     For both stock option plans, the shares subject to option vest 25% at the end of the first twelve (12) calendar months following the date of grant, and the remainder vest ratably in each month over the next three (3) years. The maximum term of options granted is ten (10) years from the date of grant. Options issued to date have not resulted in any material compensation expense to the Company. However, the Company did receive tax deductions related to the exercise of stock options which reduced taxes payable by $0, $1,000 and $14,235 during 1994, 1995, and 1996, respectively. This amount has been credited directly to common stock.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     The Director Plan provides that if Mr. Speizer and Howard L. Herman, the Company's former President, shall sell or otherwise transfer beneficial ownership of more than 75% of the aggregate number of shares controlled by them as of May 23, 1995, the optionee (except for options granted under the Director Plan to Mr. Speizer and/or Mr. Herman) shall thereafter have the right to exercise such option as to all of the optioned stock, including shares as to which such option would not otherwise be exercisable. As of May 23, 1995, Mr. Speizer and Mr. Herman controlled an aggregate of 1,772,329 shares which number is subject to adjustment in accordance with the provision of the Directors Plan regarding adjustments upon changes in capitalization or merger. On May 31, 1996, Mr. Speizer purchased 788,795 shares from Mr. Herman and certain Herman family members and trusts. On June 18, 1996, Mr. Speizer purchased 35,500 shares from Mr. Herman and his spouse. Such purchases constituted the purchase of all shares owned and beneficially owned by Mr. Herman.

     The Company applies Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     Had compensation expense for the Company's stock options plans been determined based upon the fair value at the grant date for awards under these plans consistent with the optional expense measurement method described in SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by approximately $584,000 for 1996 and $0 for 1995, and earnings per share would have decreased to $0.23 for 1996 with no effect for the 1995 year. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The weighted average fair value on the date of the grant, of options granted during 1996 and 1995, is estimated at $2.88 and $2.79, respectively. Fair value is determined using the modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                         1995            1996
                                                      -----------     -----------
            Dividend yield..........................           0%              0%
            Expected volatility.....................       42.41%          42.41%
            Risk-free interest rates................  5.66%-7.74%     5.11%-6.77%
            Expected life...........................      5 years         5 years

     The following table summarizes option activity during 1995 and 1996 for the 1986 Stock Option Plan, as amended, and 1991 Director Option Plan, as amended.

                                                     1995                           1996
                                          ---------------------------   ----------------------------
                                                    WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                                     EXERCISE PRICE                 EXERCISE PRICE
                                                           PER                            PER
                                          OPTIONS         SHARE         OPTIONS          SHARE
                                          -------   -----------------   --------   -----------------
    Shares issuable under outstanding
      options at January 1............... 503,748        $ 10.59         771,830         $6.66
    Options granted...................... 363,000        $  5.96         566,000         $6.14
    Options exercised....................    (968)       $  3.75         (22,540)        $6.64
    Options canceled or forfeited........ (93,950)       $  8.27        (170,507)        $5.64
                                          -------                       --------
    Shares issuable under outstanding
      options at December 31............. 771,830        $  6.66        1,144,783        $6.65
                                          =======                       ========
    Options exercisable at December 31... 546,830        $  6.79         836,970         $6.84
                                          =======                       ========

     Options may be exercised in whole or part at any time as to shares which have not yet vested under the provisions of the 1986 Stock Option Plan, as amended, provided that the Optionee execute, as a condition to

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES the option, a Restricted Stock Purchase Agreement which gives the Company the right to repurchase at cost the unvested shares in the event of a termination of the optionee's employment with the Company prior to the date upon which they would have vested under the Option agreement.

     The following table summarizes information about options outstanding at December 31, 1996.

                                      WEIGHTED NUMBER OF        AVERAGE          WEIGHTED AVERAGE
                  RANGE OF               OUTSTANDING         REMAINING LIFE     EXERCISE PRICE PER
               EXERCISE PRICES             OPTIONS              (YEARS)               SHARE
        ----------------------------- ------------------     --------------     ------------------
        $3.75-$5.25..................        195,744              8.24                $ 5.13
        $5.88-$8.00..................        854,789              8.30                $ 6.29
        $9.75-$15.25.................         94,250              6.37                $13.01
                                           ---------
                  Total:                   1,144,783              8.13                $ 6.65
                                           =========

     Options exercisable:

                                                                              WEIGHTED AVERAGE
                         RANGE OF                  NUMBER EXERCISABLE AT     EXERCISE PRICE PER
                     EXERCISE PRICES                 DECEMBER 31, 1996             SHARE
        ------------------------------------------ ---------------------     ------------------
        $3.75-$5.25...............................        195,744                  $ 5.13
        $5.88-$8.00...............................        546,976                  $ 6.38
        $9.75-$15.25..............................         94,250                  $13.01
                                                          -------
                  Total:                                  836,970                  $ 6.84
                                                          =======

16. NON-RECURRING EXPENSES

     On June 13, 1995, the Commissioner notified the Company that its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. This amount is included on the balance sheet as Reserve for Prop 103 and on the income statement as non-recurring expense.

     In the second quarter of 1994, the Company accrued $1.0 million for restructuring charges in connection with the relocation of the Company's loan tracking and customer service operations from Bellevue, Washington, to its South San Francisco, California, headquarters.

17. RELATED PARTY TRANSACTIONS

     The former President of the Company owns a controlling interest in, and the Chief Executive Officer of the Company previously owned a controlling interest in, another entity which ceased doing business in 1994. The Company assumed, in 1993, a lease of such entity's principal office located at 395 Oyster Point Boulevard, South San Francisco, California (which the Company used to expand its corporate headquarters), requiring lease payments of $21,000 per month.

     In September 1996 National entered into a consulting agreement with Scorpion Holdings, Inc., a Delaware corporation ("Scorpion") pursuant to which Scorpion agreed to provide certain consulting services in connection with (i) management and strategic planning, (ii) the identification of financing, acquisitions and divestiture opportunities for National, and (iii) other matters relating to the day-to-day business and operation of National or any of its subsidiaries or affiliated companies, as the Board of Directors of National may from time to time reasonably request. In addition, if National engages in any
(i) merger, consolidation or sale of any of its assets (other than in the ordinary course of its business) or outstanding securities or (ii) acquisition of assets or stock of another company, Scorpion has the right to act as a financial advisor to National pursuant to an engagement agreement, the terms and conditions of which shall be mutually agreed upon by National and Scorpion. The term of the consulting agreement is for one year; provided, however, the term is extended

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES for an additional period of one year unless written notice of termination is given by either party not less than sixty (60) days prior to the first anniversary date of the consulting agreement. Pursuant to the consulting agreement, Scorpion receives an annual fee of $300,000 plus reimbursement for reasonable out-of-pocket costs and expenses. Mr. Brandolini is the sole shareholder, a director and chief executive officer of Scorpion. Mr. McCarthy is a director and president of Scorpion. Mr. Brandolini and Mr. McCarthy are directors of National.

     In October 1996, National entered into a bridge loan agreement with Hydrodynamics Corporation ("Hydrodynamics"), pursuant to which National loaned to Hydrodynamics $300,000. The bridge loan is evidenced by a Convertible Promissory Note, in the principal amount of $300,000, which note bears interest at the rate of 10% per annum and matures on October 28, 1997. Mr. Brandolini and Mr. McCarthy, who are directors of National are also directors, officers and shareholders of Hydrodynamics. In December 1996, Hydrodynamics commenced voluntary proceedings under Chapter 11 of the federal bankruptcy laws. In February 1997, Arabella, S.A. purchased from National the Convertible Promissory Note of Hydrodynamics issued to National for a purchase price of $300,000. National assigned its rights under the Convertible Promissory Note and the Stock Purchase Warrant to Arabella, S.A. Mr. Brandolini is also a director of Arabella S.A.

18. CHANGE OF CONTROL

     Pursuant to an Option and Stock Purchase Agreement entered into on May 1, 1996, between Howard L. Herman, a founder and former director of the Company, and certain of Mr. Herman's relatives, and Mark A. Speizer, it was agreed that 824,295 shares of Common Stock of the Company (the "Herman shares") would be sold to Mr. Speizer. 788,795 of the Herman Shares were purchased on May 31, 1996 and the remaining shares were purchased on June 18, 1996. At the annual meeting of shareholders held on July 11, 1996, the slate of directors nominated by the Board of Directors was elected. Following the annual meeting, Mr. Speizer was elected Chairman of the Board and Chief Executive Officer of the Company and each of Great Pacific Insurance Company, Fastrac Systems, Inc. Insurance Agent & Broker, Fastrac Systems, Inc., and Pinnacle Data Corporation, the Company's wholly owned subsidiaries through which the Company carries out its business activities. In June 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with certain executives. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996.

19. PENSION PLANS

     The Company adopted a defined contribution 401(k) plan on July 1, 1996. All full time employees are eligible to participate in the plan at the beginning of a calendar quarter following completion of ninety days of continuous full time employment. The Company matches 25% of the employee's contributions up to and including the first 4% of the employee's salary. The Company's contribution was $34,569 for 1996.

20. NOTES PAYABLE

     In September 1996, a note agreement for $2,000,000 was entered into with a financial institution. The note is to be repaid monthly over a two year period with final payment due in October 1998. Interest is at the rate of 1% per year in excess of the rate of interest which the financial institution has announced as its prime lending rate or $250 per month whichever is greater. Collateral for the note is the outstanding capital stock of Pinnacle Data Corporation (a wholly owned subsidiary of the Company) which consists of 1,000 shares.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

21. LITIGATION

     The Company is involved in various routine legal proceedings incident to its business and other litigation. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings is likely to have a materially adverse effect on the consolidated financial position of the Company.

22. COMMON STOCK REPURCHASE

     On September 17, 1996, the Company repurchased 705,300 shares of its common stock for $4.9 million. The shares were acquired through a private transaction with institutional investors at a price of $7 per share. This repurchase represents a reduction of approximately 15% of the Company's outstanding stock. A second repurchase of 100,000 shares was made on October 22, 1996. The shares were acquired through a private transaction at a price of $6.95 per share. The repurchases were funded by cash flows from operations and from proceeds of a bank credit facility. See Note 20 to Notes to Consolidated Financial Statements.

23. SEGMENT REPORTING

     The principal sources of the Company's business are the following.

Insurance Products......  The Company provides force-place insurance for financial institutions when their borrowers fail to maintain adequate insurance in force, provides fire insurance on foreclosed
                          real estate and provides automobile physical damage
                          insurance.

Information Services....  The Company provides contract services, including insurance tracking, outsourcing, and flood zone determinations for
                          financial institutions and others.

     Revenues and income from operations for each of these segments are presented below. Segment revenues and operating income are based upon transactions directly traceable to the segment and after elimination of intersegment revenues and expenses. General corporate expenses benefitting more than one segment, which include compensation of general corporate officers, certain occupancy costs, shareholder reporting expenses, general insurance, legal, sales and marketing and other corporate expenses and fees, are not allocated to segments (in thousands):

                                                       CONSOLIDATED REVENUES
                                                 FOR THE YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                         1994                  1995                  1996
                                   -----------------     -----------------     -----------------
                                   AMOUNT        %       AMOUNT        %       AMOUNT        %
                                   -------     -----     -------     -----     -------     -----
    Insurance products.........    $24,553      70.5%    $20,564      57.2%    $16,705      41.1%
    Information services.......     10,234      29.5%     15,379      42.8%     23,978      58.9%
                                   -------     -----     -------     -----     -------     -----
                                   $34,787     100.0%    $35,943     100.0%    $40,683     100.0%
                                   =======     =====     =======     =====     =======     =====

                                                        CONSOLIDATED PRE-TAX INCOME (LOSS)
                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         1994          1995          1996
                                                        -------       -------       -------
    Insurance products................................  $ 8,590       $ 5,559       $ 7,820
    Information services..............................     (448)           13         3,545
    General corporate expenses........................   (8,740)       (8,895)       (9,807)
    Non-recurring charges.............................   (1,020)       (4,100)           --
                                                        -------       -------       -------
                                                        $(1,618)      $(7,423)      $ 1,558
                                                        =======       =======       =======

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

     Identifiable assets, capital expenditures, and depreciation and amortization by segment for the years ended as of December 31,1995 and 1996 are as follows (in thousands):

                                         DECEMBER 31, 1995                         DECEMBER 31, 1996
                               -------------------------------------     -------------------------------------
                                                        DEPRECIATION                              DEPRECIATION
                                           CAPITAL          AND                      CAPITAL          AND
                               ASSETS    EXPENDITURES   AMORTIZATION     ASSETS    EXPENDITURES   AMORTIZATION
                               -------   ------------   ------------     -------   ------------   ------------
Insurance Products...........  $45,052      $  282         $  605        $32,321      $  239         $  467
Information Services.........      597       1,069          1,588         15,338       1,206          1,291
Holding Company..............    6,447           0              0           (547)          0              0
                               -------      ------         ------        -------      ------         ------
                               $52,096      $1,351         $2,193        $47,112      $1,445         $1,758

24. RESULTS BY QUARTER (UNAUDITED)

                                                             QUARTER ENDED
                            -------------------------------------------------------------------------------
                            MARCH     JUNE    SEPTEMBER   DECEMBER   MARCH     JUNE    SEPTEMBER   DECEMBER
                             31,      30,        30,        31,       31,      30,        30,        31,
                             1995     1995      1995        1995      1996     1996      1996        1996
                            ------   ------   ---------   --------   ------   ------   ---------   --------
                                                            (IN THOUSANDS)
Net premiums earned, fee
  income and commission
  income..................  $7,382   $7,928    $ 8,880     $9,711    $9,911   $9,642    $ 9,627     $9,528
Income before provision
  for income taxes........    (337)  (6,376)       105       (815)      234   (1,350)     1,371      1,303
Net income (loss).........    (229)  (4,336)        71       (370)      149     (857)       870      1,112
Net income per share......  $(0.05)  $(0.93)   $  0.02     $(0.08)   $ 0.03   $(0.18)   $  0.22     $ 0.29

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

                                          COOPERS & LYBRAND L.L.P.

San Francisco, California
February 7, 1997

                                                                      SCHEDULE I

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                       SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996

                                                                                         AMOUNT AT
                                                                                        WHICH SHOWN
                                                NUMBER OF                                 IN THE
                                                SHARES OR                   MARKET        BALANCE
                                                PRINCIPAL      COST          VALUE         SHEET
                                                ---------   -----------   -----------   -----------
Fixed Maturities:
  Bonds and notes:
     U.S. Government securities...............              $ 2,599,225   $ 2,609,750   $ 2,609,750
     Municipalities...........................                7,593,811     7,779,241     7,779,241
     States...................................                2,688,727     2,737,932     2,737,932
     Certificates of deposit..................                5,330,914     5,330,914     5,330,914
     Mortgage-backed securities...............                   80,570        80,570        80,570
                                                            -----------   -----------   -----------
          Total Fixed Maturities..............               18,293,247    18,538,407    18,538,407
                                                            -----------   -----------   -----------
Equity Securities:
  Preferred stock
     Financial institution....................    32,000        796,750       804,250       804,250
     Public Utilities.........................    24,000        711,095       738,125       738,125
     Industrial...............................    20,000        501,950       508,750       508,750
  Common stock
     Financial institution....................    27,701        228,405             0             0
                                                            -----------   -----------   -----------
          Total Equity Securities.............                2,238,200     2,051,125     2,051,125
                                                            -----------   -----------   -----------
  Short-term Investments......................               11,983,619    11,983,619    11,983,619
                                                            -----------   -----------   -----------
          Total Investments...................              $32,515,066   $32,573,151   $32,573,151
                                                            ===========   ===========   ===========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                       1995            1996
                                                                    -----------     -----------
Short-term investments and cash...................................  $   142,732     $   (42,845)
Investments in subsidiaries.......................................   25,298,919      27,397,827
Other assets......................................................    8,889,193       4,267,506
                                                                    -----------     -----------
          Total assets............................................  $34,330,844     $31,622,488
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Federal and state income taxes payable............................  $   267,774     $   316,817
Accrued Liabilities...............................................      527,352       1,054,814
Deferred federal income taxes.....................................      655,551         365,448
Notes payable.....................................................           --       1,333,333
                                                                    -----------     -----------
          Total liabilities.......................................    1,450,677       3,070,412
                                                                    -----------     -----------
Shareholders' equity
  Common stock....................................................   23,070,551      17,591,787
  Retained earnings...............................................    9,809,616      10,960,289
                                                                    -----------     -----------
          Total shareholders' equity..............................   32,880,167      28,552,076
                                                                    -----------     -----------
          Total liabilities and shareholders' equity..............  $34,330,844     $31,622,488
                                                                    ===========     ===========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                          1994            1995            1996
                                                       -----------     -----------     ----------
Net investment income................................  $   225,119     $    67,979     $   14,495
Operating expenses...................................     (404,690)     (1,141,735)        29,229
Provision for income taxes...........................      (14,512)       (116,145)      (991,959)
Equity in net income of subsidiaries.................     (889,457)     (3,674,831)     2,221,737
                                                       -----------     -----------     ----------
          Net income (loss)..........................  $(1,083,540)    $(4,864,732)    $1,273,502
                                                       ===========     ===========     ==========

                                                                     SCHEDULE II

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                          INCREASE (DECREASE) IN CASH

                                                         1994            1995            1996
                                                     ------------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................  $ (1,083,540)    $(4,864,732)    $ 1,273,502
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Undistributed equity in net income of
     subsidiaries..................................       889,457       3,674,831      (2,221,737)
  Increase (decrease) in taxes payable.............     1,158,488        (322,198)       (241,060)
Other..............................................    (3,655,455)     (1,875,270)      5,149,149
                                                     ------------     -----------     -----------
Net cash provided (used) by operating activities...  $ (2,691,050)    $(3,387,369)    $ 3,959,854
                                                     ------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments............................  $(68,599,619)    $         0     $         0
Maturity of investments............................    74,877,514       3,220,857         143,000
                                                     ------------     -----------     -----------
Net cash provided by investing activities..........  $  6,277,895     $ 3,220,857     $   143,000
                                                     ------------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions................  $  1,408,483     $         0     $         0
Dividends paid.....................................    (1,202,894)              0               0
Proceeds from stock options exercised..............             0           4,992         188,601
Repurchase of common stock.........................    (3,610,000)              0      (5,667,365)
Proceeds from notes payable........................             0               0       1,333,333
                                                     ------------     -----------     -----------
Net cash provided (used) by financing activities...    (3,404,411)          4,992      (4,145,431)
                                                     ------------     -----------     -----------
Net increase (decrease) in cash....................       182,434        (161,520)        (42,577)
Cash at beginning of year..........................       (21,182)        161,252            (268)
                                                     ------------     -----------     -----------
Cash at end of year................................  $    161,252     $      (268)    $   (42,845)
                                                     ============     ===========     ===========

                                                                    SCHEDULE III

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION CONCERNING

                          PROPERTY CASUALTY OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Deferred Policy Acquisition Costs...................  $ 3,573,248     $ 2,623,562     $ 2,186,586
Reserves for Unpaid Claims and Claims Adjustment
  Expenses..........................................    3,360,438       3,054,710       2,198,478
Less Reserve Discount...............................           --              --              --
Unearned Premiums...................................    7,767,930       6,674,877       6,098,435
Earned Premiums.....................................   20,857,424      17,020,440      13,585,007
Net Investment Income...............................    1,836,000       2,042,225       1,974,925
Claims and Claim Adjustment Expenses Incurred
  Related to:
  Current Year......................................    7,627,000       6,378,000       3,971,000
  Prior Year........................................      246,000        (334,000)         31,000
Amortization of Deferred Policy Acquisition Costs...   11,046,985       9,597,252       6,296,010
Paid Claims and Claim Adjustment Expense............   10,141,100       6,349,000       4,859,000
Net Premiums Written................................   20,035,560      14,955,906      12,635,058

                                                                     SCHEDULE VI

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                            PERCENTAGE
                                                    CEDED TO      ASSUMED                   OF AMOUNT
                                        GROSS        OTHER      FROM OTHER                   ASSUMED
                                       AMOUNT      COMPANIES     COMPANIES    NET AMOUNT      TO NET
                                     -----------   ----------   -----------   -----------   ----------
Fire and Allied Lines Insurance
  Premiums:
  Year ended December 31, 1996.....  $13,005,117   $  691,208   $   (29,511)  $12,284,398      (0.2)%
                                     ===========   ==========   ===========   ===========      ====
  Year ended December 31, 1995.....  $15,834,991   $  922,579   $  (196,996)  $14,715,416      (1.3)%
                                     ===========   ==========   ===========   ===========      ====
  Year ended December 31, 1994.....  $21,442,240   $1,124,481   $(1,270,716)  $19,047,043      (6.7)%
                                     ===========   ==========   ===========   ===========      ====
Auto Physical Damage Insurance
  Premiums:
  Year ended December 31, 1996.....  $   (18,430)  $        0   $         0   $   (18,430)        0%
                                     ===========   ==========   ===========   ===========      ====
  Year ended December 31, 1995.....  $   254,462   $   10,810   $       (11)  $   243,652         0%
                                     ===========   ==========   ===========   ===========      ====
  Year ended December 31, 1994.....  $ 1,022,689   $   45,235   $    11,063   $   988,517       1.1%
                                     ===========   ==========   ===========   ===========      ====
Flood Insurance Premiums:
  Year ended December 31, 1996.....  $ 2,267,703   $2,267,703             0             0         0%
                                     ===========   ==========   ===========   ===========      ====
  Year ended December 31, 1995.....  $ 1,234,443   $1,234,443             0             0         0%
                                     ===========   ==========   ===========   ===========      ====
  Year ended December 31, 1994.....  $ 1,519,063   $1,519,063             0             0         0%
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

                                          NATIONAL INSURANCE GROUP,
                                          a California corporation

Date: March 28, 1997                      By: /s/    ROBERT P. BARBAROWICZ

                                            ------------------------------------
                                            Robert P. Barbarowicz,
                                            Executive Vice President,
                                            General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
             /s/ MARK A. SPEIZER               Director, Chief Executive        March 28, 1997
---------------------------------------------    Officer and Chairman of the
               Mark A. Speizer                   Board

              /s/ BRUCE A. COLE                Director and President           March 28, 1997
---------------------------------------------
                Bruce A. Cole

           /s/ GREGORY S. SAUNDERS             Executive Vice President,        March 28, 1997
---------------------------------------------    Treasurer and Chief Financial
             Gregory S. Saunders                 Officer (Principal Financial
                                                 Officer)

            /s/ ROBERT J. LELIEUR              Vice President and Controller    March 28, 1997
---------------------------------------------    (Principal Accounting
              Robert J. Lelieur                  Officer)

         /s/ NUNO BRANDOLINI D'ADDA            Director                         March 28, 1997
---------------------------------------------
           Nuno Brandolini d'Adda

            /s/ KEVIN R. MCCARTHY              Director                         March 28, 1997
---------------------------------------------
              Kevin R. McCarthy

              /s/ SAUL B. JODEL                Director                         March 28, 1997
---------------------------------------------
                Saul B. Jodel

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                DESCRIPTION                                    PAGE
    ------  -----------------------------------------------------------------------  ------------
     3.1    Articles of Incorporation of Company, as Amended (2)...................
     3.2    Bylaws of Company(1)...................................................
    10.1    1986 Stock Option Plan, as amended through July 11, 1996...............
    10.2    1991 Director Option Plan, as amended through May 23, 1995(6)..........
    10.4    Memoranda of Reinsurance as to First and Second Property Per Risk
            Excess of Loss.........................................................
            Reinsurance Agreements and the First, Second and Third Property
            Catastrophe Excess Reinsurance Agreements (1995)(5)....................
    10.5    Memoranda of Reinsurance as to First and Second Property Per Risk
            Excess of Loss Reinsurance Agreements and the First, Second and Third
            Property Catastrophe Excess Reinsurance Agreements (1996)(6)...........
    10.6    Memoranda of Reinsurance as to First and Second Property Per Risk
            Excess of Loss Reinsurance Agreements and the First, Second and Third
            Property Catastrophe Excess Reinsurance Agreements (1997)..............
    10.7    Agreement of Employment Termination and Release dated July 2, 1995 between National Insurance Group, Fastrac Systems, Inc., Fastrac
            Systems, Inc. Insurance Agent & Broker, Great Pacific Insurance
            Company, Pinnacle Data Corporation and Douglas Harold Helm(6)..........
    10.8    Severance Agreement and Full Release of All Claims dated May 23, 1995 by and among Howard L. Herman, National Insurance Group and future subsidiaries(6)........................................................
    10.9    Severance Agreement and Release of Claims dated October 19, 1995 by and among Mark A. Speizer, National Insurance Group and future subsidiaries(6)........................................................
    10.10   Consulting Agreement dated February 1, 1996 between National Insurance
            Group and John R. Gaulding(6)..........................................
    10.11   John R. Gaulding At-Will Employment Agreement dated February 25, 1996 by and among John R. Gaulding, National Insurance Group and future subsidiaries(6)........................................................
    10.12   Second Amendment of John R. Gaulding At-Will Employment Agreement dated
            July 10, 1996 by and John R. Gaulding, National Insurance Group, its
            current and future subsidiaries(7).....................................
    10.13   Lease Agreement dated March 20, 1995 between Thomas H. Lagos, James H.
            Lagos and Fastrac Systems, Inc., Insurance Agent and Broker for the
            premises located at One South Limestone Street, Springfield, Ohio(6)...
    10.14   Lease Agreement dated June 3, 1992 between the Company and Tomoe
            Investment & Development, Inc. for the premises located at 395 Oyster
            Point Boulevard, Suite 500, South San Francisco, California(3).........
    10.15   Form of First Amendment of Oyster Point Marina Business Park Office
            Lease (Suite 500) dated September 29, 1993 between Tomoe Investment &
            Development, Inc. and National Insurance Group(4)......................
    10.16   Assignment and Assumption of Lease dated August 1, 1993 between San
            Mateo Financial Corporation and National Insurance Group for the
            premises located at 395 Oyster Point Boulevard, Suite 550, South San
            Francisco, California(4)...............................................
    10.17   Form of First Amendment of Oyster Point Marina Business Park Office
            Lease (Suite 550) dated September 29, 1993 between Tomoe Investment &
            Development, Inc. and National Insurance Group(4)......................

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                DESCRIPTION                                    PAGE
    ------  -----------------------------------------------------------------------  ------------
    10.18   Sublease Agreement dated March 24, 1994 between the Company and PHH
            Homequity Corporation for the premises located at 1855 Gateway
            Boulevard, Concord, California(5)......................................
    10.19   Form of Indemnification Agreement between Registrant and its officers and directors(4).......................................................
    10.20   Form of Change of Control Severance Agreement and Mutual Release
            entered into between National and Paulette J. Taylor (July 10, 1996),
            Kevin C. Eichler (June 26, 1996) and Roger Conley (July 10, 1996)(7)...
    10.21   Form of Donation Agreement entered into between National and Roger
            Conley (July 11, 1996), Kevin C. Eichler (July 11, 1996), John R.
            Gaulding (July 11, 1996), and Paulette J. Taylor (July 11, 1996)(7)....
    10.22   Mark A. Speizer Employment Agreement dated July 11, 1996 by and between
            National and Mark A. Speizer (7).......................................
    10.23   Bruce A. Cole Employment Agreement dated July 11, 1996 by and between
            National and Bruce A. Cole(7)..........................................
    10.24   Employment Agreement effective August 12, 1996 by and between National and Robert P. Barbarowicz..............................................
    10.25   Employment Agreement dated August 26, 1996 by and between National and
            C. Alan Paylor(8)......................................................
    10.26   Consulting Agreement dated September 11, 1996 by and between National and Scorpion Holdings, Inc.(8).........................................
    10.27   Employment Agreement dated March 10, 1997 by and between National and
            Gregory S. Saunders....................................................
    10.28   401(k) Plan, First Amendment to 401(k) Plan and Participation
            Agreements.............................................................
    11.1    Computation of Weighted Average Shares Outstanding and Earnings per
            Share..................................................................
    21.1    Subsidiaries of Company(5).............................................
    24.1    Power of Attorney......................................................
    27      Financial Data Schedule................................................

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

(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-2 (No. 33-71290) which became effective December 16, 1993.

(5) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1995.

(7) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A for the quarter ended June 30, 1996.

(8) Incorporated by reference to exhibits filed with the Company's Form 8-K dated October 23, 1996.