Form 10-Q
period 1997-03-31
NATIONAL INSURANCE GROUP /CA/
filed 1997-05-14
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 1997

Commission file number:  0-16332

                            NATIONAL INSURANCE GROUP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                      94-3031790
(State of Incorporation)    (IRS Employer Identification No.)

395 OYSTER POINT BOULEVARD, SUITE 500, SOUTH SAN FRANCISCO, CA         94080
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

Yes [X]          No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,916,103 shares as of May 12, 1997.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                            PAGE
Item 1 - Financial Statements:

         Consolidated Balance Sheets as of March 31, 1997 and
         December 31, 1996                                                                                   1

         Consolidated Statements of Earnings for the three-
           month period ended March 31, 1997
         and 1996                                                                                            2

         Consolidated Statements of Shareholders' Equity
         for three months ended March 31, 1997 and 1996                                                      3

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996.                                                         4

         Notes to Consolidated Financial Statements                                                          5

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                       6-10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                  11

Item 2 - Changes in Securities                                                                              11

Item 3 - Defaults Upon Senior Securities                                                                    11

Item 4 - Submission of Matters to a Vote of Security Holders                                                11

Item 5 - Other Information                                                                                  11

Item 6 - Exhibits and Reports on Form 8-K                                                                   11

SIGNATURES                                                                                                  12

Exhibit 11.1 - Computation of Weighted Average Shares Outstanding
                  and Earnings per Share                                                                    13

Exhibit 27.1 - Financial Data Schedule

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1997 and December 31, 1996
               (in thousands of dollars, except share amounts)

                                                                                March 31,                December 31,
                                                                                 1997                       1996
                                                                              -----------                -----------
                                                                              (unaudited)

ASSETS:
 Fixed maturities                                                              $  14,842                  $  18,538
 Equity securities                                                                 2,196                      2,051
 Short-term investments                                                           14,463                     10,005
                                                                               ---------                  ---------

  Total investments                                                               31,501                     30,594
                                                                               ---------                  ---------

Cash and cash equivalents                                                          3,255                      3,183
Net Premiums and accounts receivable                                               6,241                      5,181
Accrued interest receivable                                                          383                        377
Property and equipment, net                                                        3,613                      3,484
Deferred acquisition costs                                                         2,403                      2,186
Deferred federal income taxes                                                        423                        421
Other assets                                                                       1,226                      1,686
                                                                               ---------                  ----------

  Total assets                                                                 $  49,045                  $  47,112
                                                                               =========                  =========

LIABILITIES:

Reserve for losses and LAE                                                    $    2,450                 $    2,198
Unearned premiums                                                                  5,223                      4,753
Commissions payable                                                                  617                        584
Accrued expenses and other liabilities                                             4,423                      4,247
Drafts payable                                                                       469                        295
Notes payable                                                                      1,083                      1,333
Reserve for return premiums                                                        2,661                      2,382
Reserve for Proposition 103                                                        2,264                      2,268
Deferred revenue                                                                     500                        500
                                                                               ---------                 ----------

  Total liabilities                                                            $  19,690                 $   18,560
                                                                               ---------                 ----------

SHAREHOLDERS' EQUITY:

Common Stock, no par value; authorized, 15,000,000 shares;
  issued and outstanding 3,896,937 in 1997 and in 1996                            17,592                     17,592
Retained earnings                                                                 11,763                     10,960
                                                                               ---------                  ---------

  Total shareholders' equity                                                   $  29,355                  $  28,552
                                                                               ---------                  ---------
  Total liabilities and shareholders' equity                                   $  49,045                  $  47,112
                                                                               =========                  =========


     The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  For the periods ended March 31, 1997 and 1996
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                                           First Quarter
                                                                                -----------------------------------

                                                                                    1997                       1996
                                                                                    ----                       ----

Net premiums written                                                             $ 4,647                    $ 2,770
Change in unearned premiums                                                         (470)                     1,016
                                                                                 -------                    -------

Net premiums earned                                                                4,177                      3,786
Flood inquiry fees                                                                 4,306                      4,431
Tracking fees                                                                      1,760                      1,217
Net commission income                                                                217                        477
Net investment income                                                                454                        512
                                                                                 -------                    -------

   TOTAL REVENUES                                                                 10,914                     10,423
                                                                                 -------                    -------


Loss and LAE incurred                                                              1,213                      1,107
Commissions to non-affiliates                                                        415                        692
Personnel expenses                                                                 4,951                      5,142
All other expenses                                                                 3,156                      3,248
                                                                                 -------                    -------

   TOTAL EXPENSES                                                                  9,735                     10,189
                                                                                 -------                    -------

Income before provision for income taxes                                           1,179                        234

Provision for income taxes                                                           377                         85
                                                                                 -------                    -------

   NET INCOME                                                                    $   802                    $   149
                                                                                 =======                    =======

Weighted average common and common equivalent
 shares outstanding                                                            3,915,000                  4,703,000
                                                                               =========                  =========


Per share results:

Net income per share                                                             $   .20                    $   .03
                                                                                 =======                    =======


     The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the three months ended March 31, 1997 and 1996
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                                     Total
                                   Common Stock                                      Share-
                              ----------------------             Retained            holders'
                              Shares           Amount            Earnings            Equity
                              ------           ------            --------            ------

Balance at
Dec. 31, 1995                4,679,697         $  23,071         $   9,810          $  32,881

Net Income                          --                --               148                148

Unrealized loss, net
of deferred tax                     --                --               (31)               (31)
                             ---------         ---------         ---------          ---------

Balance at
March 31, 1996               4,679,697         $  23,071         $   9,927          $  32,998
                             =========         =========         =========          =========





Balance at
Dec. 31, 1996                3,896,937         $  17,592         $  10,960          $  28,552

Net income                          --                --               802                802

Unrealized gain,
net of deferred tax                 --                --                 1                  1
                             ---------         ---------         ---------          ---------

Balance at
March 31, 1997               3,896,937         $  17,592         $  11,763          $  29,355
                             =========         =========         =========          =========

     The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ending March 31, 1997 and 1996
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                           March 31,          March 31,
                                                                             1997               1996
                                                                           --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                        $   802            $   149
         Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                       291                536
           Change in assets and liabilities:
              Decrease in net premiums and accounts
              receivable and accrued interest receivable                     1,054                210
              (Increase) Decrease in deferred acquisition costs               (216)               467
              Increase in insurance liabilities                              1,130              2,101
              Decrease in reserve for Prop. 103                                 (4)            (1,486)
              (Increase) Decrease in tax assets                                393               (318)
              Other, net                                                    (1,773)            (2,948)
                                                                           -------            -------
                Net cash provided (used) by operating activities             1,677             (1,289)
                                                                           -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of investments                                       (1,594)            (1,100)
              Maturity of investments                                          652              1,377
              Purchase of equipment                                           (413)              (190)
                                                                           -------            -------
                Net cash provided (used) by investing activities            (1,355)                87
                                                                           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
              Principal payments on notes payable                             (250)                --
                                                                           -------            -------
                Net cash (used) by financing activities                       (250)                --
                                                                           -------            -------

         Net Increase (decrease) in cash                                        72             (1,202)
         Cash at beginning of period                                         3,183              5,523
                                                                           -------            -------
         Cash at end of period                                             $ 3,255            $ 4,321
                                                                           =======            =======










     The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Information

                  In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the three month periods ended March 31, 1997 and March 31, 1996, are not necessarily indicative of the results to be expected in the future.

2.  Reclassification

                  For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net income or shareholders' equity.

3.  Earnings per share

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128. SFAS No. 128 is designed to improve the earnings per share (EPS) information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is required to be adopted on December 31, 1997. The Company has not yet determined the impact that SFAS No. 128 may have on its financial statements.

4.  Subsequent events

                  On April 24, 1997, the Company's Board of Directors declared a special dividend of $1.08 per share. The dividend was paid on May 9, 1997 to shareholders of record on May 5, 1997. The aggregate amount of the dividend was $4,229,391.









           These quarterly interim financial statements are unaudited.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto, which are set forth elsewhere in this Report.

RESULTS OF OPERATIONS
FIRST QUARTER OF 1997 COMPARED WITH FIRST QUARTER OF 1996:

   Revenue

         Total revenue of National Insurance Group (the "Company" or "National") for the first quarter increased from $10.4 million in 1996 to $10.9 million in 1997, an increase of $500,000, or 4.8%.

         Net premiums written for the first quarter increased from $2.8 million in 1996 to $4.6 million in 1997, an increase of $1.8 million, or 64.3%. The increase in net premiums written was primarily due to an increase in the volume of business from existing mortgage tracking customers.

         Net premiums earned by the Company's wholly owned subsidiary, Great Pacific Insurance Company (the "Insurance Subsidiary"), for the first quarter increased from $3.8 million in 1996 to $4.2 million in 1997, an increase of $400,000, or 10.5%. Premium revenue is generally earned ratably over a twelve month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the three months ended March 31, 1997, unearned premiums increased by $470,000, compared to a decrease in unearned premiums of $1.0 million for the same three months of 1996.

         Flood inquiry fees for the first quarter decreased from $4.4 million in 1996 to $4.3 million in 1997, a decrease of $100,000, or 2.3%. However, revenue for the first quarter of 1996 included a one-time minimum payment from one customer of approximately $250,000. Excluding this one-time fee, flood inquiry fees in the first quarter of 1997 increased approximately $150,000, or 3.4% from the same quarter in 1996. This increase is primarily a result of higher volume of inquires from existing customers.

         Tracking fees for the first quarter increased from $1.2 million in 1996 to $1.8 million in 1997, an increase of $600,000, or 50.0%. The increase was due primarily to the addition of new customers.


   Expenses

         Loss and loss adjustment expenses (LAE) incurred for the first quarter increased from $1.1 million (29.2% of net premiums earned) in 1996 to $1.2 million (29.0% of net premiums earned) in 1997, an increase of $100,000, or 9.1%. The average loss and loss adjustment expense per new claim reported in the first quarter of 1997 was approximately $6,800, compared to $4,700 for the same period in 1996. The number of losses decreased from 233 in 1996 to 176 in 1997.

         Commissions to non-affiliates in the first quarter decreased from $692,000 (18.3% of net premiums earned) in 1996 to $415,000 (9.9% of net premiums earned) in 1997, a decrease of $277,000, or 40.0%. The percentage of commissions paid to net premiums earned varies depending upon customer mix. The decrease is due primarily to the fact that a larger percentage of the Insurance Subsidiary's business has transferred to customers who earn lower commission rates.

         Personnel expenses in the first quarter decreased from $5.1 million in 1996 to $4.9 million in 1997, a decrease of $200,000, or 3.9%. Personnel expenses as a percent of total revenue decreased from 49.3% in 1996 to 45.4% in 1997. The reduction was primarily due to continued productivity improvements in the motor vehicle and mortgage insurance tracking business.

         All other expenses in the first quarter were unchanged at $3.2 million in both 1996 and 1997. For the first quarter of 1997, this expense category included a $300,000 credit in connection with the full recovery of a note previously written-off in the fourth quarter of 1996. Notwithstanding this item, the increase in all other expenses was a result of an increase in marketing and sales costs.

         As a result of the above factors, income before provision for income taxes for the first quarter increased from $234,000 in 1996 to $1.2 million in 1997, an increase of $966,000. Net income for the first quarter of 1996 was $149,000, or $.03 per share compared with $802,000, or $.20 in 1997. The weighted average number of shares outstanding for the first quarter of 1996 and 1997 were 4,702,934 and 3,915,147, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         National is a holding company with no operations and no sources of income itself except interest or investment income. The principal assets of National are the stock of its subsidiaries. National is, and for the foreseeable future will continue to be, dependent on the dividends from its subsidiaries to meet its liquidity requirements. Dividends payable to National by the Insurance Subsidiary are subject to certain regulatory restrictions described below.

         The Insurance Subsidiary collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of March 31, 1997, the Company had cash and short-term investments aggregating $17.7 million compared to $13.2 million at December 31, 1996.

         Of the Company's cash and short-term investments as of March 31, 1997, $12.8 million is held by the Insurance Subsidiary compared to $8.3 million at December 31, 1996. Insurance companies, including the Insurance Subsidiary, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that the Insurance Subsidiary may pay the Company in any twelve
(12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or (ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December
31. For the year ended December 31, 1996, the Insurance Subsidiary had net income of $2.8 million and as of December 31, 1996, statutory policyholders' surplus of $26.8 million. For the year ended December 31, 1996, the maximum dividend permitted to be paid by the Insurance Subsidiary to National was approximately $2.8 million. On April 10, 1997, the Insurance Subsidiary made a dividend payment to National in the amount of $2.5 million.

         Consolidated stockholders' equity at March 31, 1997, totaled $29.4 million, or $7.53 per share compared to $28.6 million, or $7.33 per share, at December 31, 1996.

         Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholder's surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1996, the Company's net written premium to policyholder surplus ratio was .50 to 1. Management believes that as of March 31, 1997, that ratio has not materially changed.

         The Company is not aware of any trends, requirements, commitments, or events that will or are reasonably likely to have a negative impact on the Company's liquidity during 1997. This paragraph contains forward-looking statements reflecting the Company's current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors should review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Operating Results" for a discussion of factors that could affect future performance.

         Inflation generally affects the rate of investment return in the securities and financial markets, and increases and decreases in such investment return rates have a corresponding effect on the Company's investment income.


FACTORS AFFECTING FUTURE FINANCIAL CONDITION AND OPERATING RESULTS

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

   Flood Zone Determinations

         The Company derives a substantial portion of its total revenues from fees for Flood Zone Determination Services. These services are primarily provided to assist lenders in complying with federal laws which in many instances require lenders to determine whether property being financed is located in a federally designated Special Flood Hazard Area ("SFHA") and require borrowers to obtain flood insurance. Any change in federal legislation or secondary market requirements changing these requirements on lenders or borrowers, or the development by competitors of enhanced service or delivery systems could have a material adverse effect on the Company's business or operating results.

   Earnings Volatility

         The Company's financial results can be significantly affected by a number of factors. Those factors include, but are not limited to, the volume of force-placed insurance and the rate of cancellation of insurance policies, the addition or loss of customers, changes in the number of loans or personal property leases being tracked for major customers, increases or decreases in interest rates, increased losses and loss adjustment expenses (LAE), catastrophic loss or a series of loss events, and assessments from mandatory insurance pools or associations. In addition, revenues from the Company's Flood Zone Determination Services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance.

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


  Reserve Adequacy

         The Insurance Subsidiary is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what the Insurance Subsidiary expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by the Insurance Subsidiary. Any significant changes in the Insurance Subsidiary's estimate of ultimate losses on reported claims may materially adversely affect the results of the Insurance Subsidiary's operations in the period reported. The Insurance Subsidiary has at times in the past experienced adverse developments in its loss reserves. The Insurance Subsidiary's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. The Insurance Subsidiary's most recent actuarial review of such reserves as of December 31, 1996 concluded that the reserves (i) met the requirements of the insurance laws of California, (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) make a reasonable provision for all unpaid loss and loss expense obligations of the Insurance Subsidiary under the terms of its policies and agreements.

         The Insurance Subsidiary also maintains a reserve for return premiums which is based upon the Insurance Subsidiary's historical experience. As is prevalent in the force-placed insurance industry, a substantial amount of the Insurance Subsidiary's premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which the Insurance Subsidiary uses as a basis for recording written premiums or the loss of a significant customer. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by the Insurance Subsidiary in the future.

   Underwriting Risks

         Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although the Insurance Subsidiary applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of force-placed insurance generally requires the Insurance Subsidiary to write specialized insurance within pre-designated limits and geographic area, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, the Insurance Subsidiary may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks. In addition, the Insurance Subsidiary may not have adequate spread of risk in a particular geographic area.

   Reinsurance Considerations

         The Insurance Subsidiary's business is partially dependent upon its ability to cede to reinsurers risks insured by the Insurance Subsidiary. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of the Insurance Subsidiary, which can affect the Insurance Subsidiary's level of business and profitability. The Insurance Subsidiary is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay the Insurance Subsidiary for the losses of the insureds. As a result of the increased cost and more limited availability of reinsurance, in the future, the Insurance Subsidiary may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Insurance Subsidiary were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Insurance Subsidiary. This increased exposure could have a material adverse effect on the Insurance Subsidiary's results of operation.

   Rapid Technological Change and New Products; Product Delays

         The markets for the Company's information services are highly competitive and characterized by rapidly changing technology. The Company believes that its future success will depend, in part, on its ability to identify, develop, install and support new services in a timely fashion, and on market acceptance of such services. No assurance can be given that the introduction of new technologies will enable the Company to gain market share, realize cost savings, increase revenues or retain customers.

  Shortage of Skilled Labor

         The Company's delivery and upgrade of products and services to its customers is dependent upon, among other factors, the Company's ability to attract and retain key analytical and management professionals, including skilled computer programmers and systems analysts. Businesses located in San Francisco, San Mateo, Contra Costa and Santa Clara counties of California are experiencing a tightening of the local labor market for these professionals, which may result in one or more of the following: an increase in personnel costs, a delay in service installations, and a reduction in customer service. The Company is unable to predict when the conditions in the local labor market will change.

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

Item 2.  Changes in Securities

       None.

Item 3.  Defaults upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

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

                                         NATIONAL INSURANCE GROUP
                                               (REGISTRANT)



                                         /S/ MARK A. SPEIZER
--------------------------               --------------------
DATE: MAY 13, 1997                             (SIGNATURE)
                                         Mark A. Speizer, Chairman
                                         of the Board and Chief
                                         Executive Officer




                                          /S/ GREGORY S. SAUNDERS
--------------------------               ------------------------
DATE: MAY 13, 1997                              (SIGNATURE)
                                         Gregory S. Saunders,
                                         Executive Vice President, Treasurer
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
No.                                Description
---                                -----------

11                                 Computation of Weighted Coverage
                                   Shows Outstanding and Earnings Per
                                   Share

27                                 Financial Data Schedule