Form 10-Q
period 1997-06-30
NATIONAL INSURANCE GROUP /CA/
filed 1997-08-13
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  JUNE 30, 1997             Commission file number:  0-16332


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,916,103 shares as of August 12, 1997.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                    Page
Item 1 - Financial Statements:

         Consolidated Balance Sheets as of June 30, 1997 and
         December 31, 1996                                                           1

         Consolidated Statements of Earnings for the periods
         ended June 30, 1997 and 1996                                                2

         Consolidated Statements of Shareholders' Equity
         for the six months ended June 30, 1997 and 1996                             3

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996.                                    4

         Notes to Consolidated Financial Statements                                  5

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               6-12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                          13

Item 2 - Changes in Securities                                                      13

Item 3 - Defaults Upon Senior Securities                                            13

Item 4 - Submission of Matters to a Vote of Security Holders                        13

Item 5 - Other Information                                                          13

Item 6 - Exhibits and Reports on Form 8-K                                           13

SIGNATURES                                                                          14

Exhibit 10.1 - Employment Agreement dated May 7, 1997 by and between
                  National and Douglas H. Helm

Exhibit 11.1 - Computation of Weighted Average Shares Outstanding
                  and Earnings per Share

Exhibit 27.1 - Financial Data Schedule


                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1997 and December 31, 1996
                 (in thousands of dollars, except share amounts)

                                           June 30,    December 31,
                                            1997         1996
                                         ----------    -----------
                                         (unaudited)
ASSETS:

 Fixed maturities                          $13,972     $18,538
 Equity securities                           2,159       2,051
 Short-term investments                      9,034      10,005
                                           -------     -------

  Total investments                         25,165      30,594
                                           -------     -------

Cash and cash equivalents                    4,955       3,183
Net premiums and
  accounts receivable                        8,616       5,181
Accrued interest receivable                    362         377
Property and equipment, net                  4,128       3,484
Deferred acquisition costs                   2,492       2,186
Deferred federal income taxes receivable       636         421
Other assets                                 1,622       1,686
                                           -------     -------

  Total assets                             $47,976     $47,112
                                           =======     =======

LIABILITIES:

Reserve for losses and LAE                 $ 2,446     $ 2,198
Unearned premiums                            5,819       4,753
Commissions payable                          1,403       1,113
Accrued expenses and other
  liabilities                                4,263       3,718
Drafts payable                                 594         295
Notes payable                                  833       1,333
Reserve for return premiums                  3,825       2,382
Unclaimed property-proposition 103           2,261       2,268
Deferred revenue                               500         500
                                           -------     -------

  Total liabilities                         21,944      18,560
                                           -------     -------

SHAREHOLDERS' EQUITY:

Common stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding 3,916,103
  in 1997 and 3,896,937 in 1996             17,693      17,592
Retained earnings                            8,339      10,960
                                           -------     -------

  Total shareholders' equity                26,032      28,552
                                           -------     -------
  Total liabilities and
    shareholders' equity                   $47,976     $47,112
                                           =======     =======


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  For the periods ended June 30, 1997 and 1996
          (in thousands of dollars, except share and per share amounts)
                                   (unaudited)

                                         Second Quarter                  Six Months
                                    --------------------------    --------------------------
                                       1997           1996            1997          1996
                                    -----------    -----------    -----------    -----------
Net premiums written                $     5,067    $     3,235    $     9,714    $     6,005
Change in unearned premiums                (596)          (180)        (1,066)           836
                                    -----------    -----------    -----------    -----------

Net premiums earned                       4,471          3,055          8,648          6,841
Flood inquiry fees                        5,673          5,160          9,979          9,591
Tracking fees                             1,834          1,305          3,594          2,522
Net commission income                       171            122            388            599
Net investment income                       444            490            899          1,002
                                    -----------    -----------    -----------    -----------

   TOTAL REVENUES                        12,593         10,132         23,508         20,555
                                    -----------    -----------    -----------    -----------


Loss and LAE incurred                     1,673          1,565          2,886          2,672
Commissions to
  non-affiliates                            686            568          1,101          1,260
Personnel expenses                        5,621          5,018         10,572         10,160
All other expenses                        3,278          4,331          6,434          7,579
                                    -----------    -----------    -----------    -----------

   TOTAL EXPENSES                        11,258         11,482         20,993         21,671
                                    -----------    -----------    -----------    -----------

Income (loss) before provision
  for (benefit from) income taxes         1,335         (1,350)         2,515         (1,116)

Provision for (benefit from)
  income taxes                              497           (493)           875           (408)
                                    -----------    -----------    -----------    -----------

   NET INCOME (LOSS)                $       838    $      (857)   $     1,640    $      (708)
                                    ===========    ===========    ===========    ===========

Weighted average common and
  common equivalent shares
  outstanding                         3,989,724      4,679,942      3,989,660      4,691,008
                                    -----------    -----------    -----------    -----------


Per share results:

Net income (loss) per share         $      0.21    $     (0.18)   $      0.41    $     (0.15)
                                    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the six months ended June 30, 1997 and 1996 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                              Total
                            Common Stock                      Share-
                       --------------------     Retained      holders'
                        Shares       Amount     Earnings      Equity
                       ---------   ---------   ---------    ---------
Balance at
Dec. 31, 1995          4,679,697   $  23,071   $   9,810    $  32,881

Options exercised         22,500         149           -          149

Accelerated vesting:           -          39           -           39

Net loss                       -           -        (710)        (710)

Unrealized loss, net
of deferred tax                -           -         (54)         (54)
                       ---------   ---------   ---------    ---------

Balance at
June 30, 1996          4,702,197   $  23,259   $   9,046    $  32,305
                       =========   =========   =========    =========


Balance at
Dec. 31, 1996          3,896,937   $  17,592   $  10,960    $  28,552

Net income                     -           -       1,640        1,640

Options exercised         19,166         101           -          101

Dividends paid                 -           -      (4,229)      (4,229)

Unrealized (loss),
net of deferred tax            -           -         (32)         (32)
                       ---------   ---------   ---------    ---------

Balance at
June 30, 1997          3,916,103   $  17,693   $   8,339    $  26,032
                       =========   =========   =========    =========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                    June 30,    June 30,
                                                                     1997         1996
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                         $  1,640    $   (708)
         Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                610         994
           Change in assets and liabilities:
              Increase in net premiums and accounts
                receivable and accrued interest receivable           (3,420)       (405)
              (Increase) decrease in deferred acquisition costs        (306)        385
              Increase in insurance liabilities                       3,346         214
              Decrease in unclaimed property-proposition 103             (7)     (1,898)
              (Increase) decrease in tax assets                        (215)        127
              Other, net                                                609         607
                                                                   --------    --------
                Net cash provided (used) by operating activities      2,257        (684)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of investments                               (25,434)    (54,861)
              Maturity of investments                                30,832      58,250
              Purchase of equipment                                  (1,254)       (286)
                                                                   --------    --------
                Net cash provided by investing activities             4,144       3,103
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
              Stock options exercised                                   100         188
              Dividends to shareholders                              (4,229)          -
              Principal payments on notes payable                      (500)          -
                                                                   --------    --------
                Net cash provided by financing activities            (4,629)        188
                                                                   --------    --------

         Net increase in cash and cash equivalents                    1,772       2,607
         Cash and cash equivalents at beginning of period             3,183       3,235
                                                                   --------    --------
         Cash and cash equivalents at end of period                $  4,955    $  5,842
                                                                   ========    ========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information

           In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the six month period ended June 30, 1997 and June 30, 1996 are not necessarily indicative of the results to be expected in the future.

2.  Reclassification

           For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net income or shareholders' equity.

3.  Earnings per share

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128. SFAS No. 128 is designed to improve the earnings per share (EPS) information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is required to be adopted on December 31, 1997. The Company has not yet determined the impact that SFAS No. 128 may have on its financial statements.

4.  Comprehensive income

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 130 will have a material impact on its financial statements.

5.  Segment reporting

           In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and utilized by the chief operation decision maker.
       Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a material impact on its financial statements.

6.  Subsequent events

           On July 24, 1997, the Company's Board of Directors declared a dividend of $0.11 per share. The dividend was paid on August 8, 1997 to shareholders of record on August 4, 1997. The aggregate amount of the dividend was $430,771.

           These quarterly interim financial statements are unaudited.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the interim financial statements and the notes thereto, which are set forth elsewhere in this Report.

RESULTS OF OPERATIONS
SECOND QUARTER OF 1997 COMPARED WITH SECOND QUARTER OF 1996:

   Revenue

     Total revenue of National Insurance Group (the "Company" or "National") for the second quarter increased from $10.1 million in 1996 to $12.6 million in 1997, an increase of $2.5 million, or 24.8%.

     Net premiums written by the Company's wholly owned subsidiary, Great Pacific Insurance Company (the "Insurance Subsidiary"), for the second quarter increased from $3.2 million in 1996 to $5.1 million in 1997, an increase of $1.9 million, or 59.4%. The increase in net premiums written was primarily due to an increase in the volume of business from existing mortgage tracking customers.

     Net premiums earned by the Insurance Subsidiary for the second quarter increased from $3.1 million in 1996 to $4.5 million in 1997, an increase of $1.4 million, or 45.2%. Premium revenue is generally earned ratably over a twelve month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the three months ended June 30, 1997, unearned premiums increased by $596,000, compared to an increase in unearned premiums of $180,000 for the same quarter of 1996.

     Flood inquiry fees for the second quarter increased from $5.2 million in 1996 to $5.7 million in 1997, an increase of $500,000, or 9.6%. This increase is primarily a result of higher volume of inquires from existing customers.

     Tracking fees for the second quarter increased from $1.3 million in 1996 to $1.8 million in 1997, an increase of $500,000, or 38.5%. The increase was due primarily to the addition of new customers.

   Expenses

    Loss and loss adjustment expenses (LAE) incurred for the second quarter increased from $1.6 million (51.6% of net premiums earned) in 1996 to $1.7 million (37.8% of net premiums earned) in 1997, an increase of $100,000, or 6.3%. The average loss and loss adjustment expense per new claim reported in the second quarter of 1997 was approximately $9,100, compared to $8,400 for the same period in 1996. The number of losses decreased from 187 in 1996 to 183 in 1997.

     Commissions to non-affiliates in the second quarter increased from $568,000 (18.6% of net premiums earned) in 1996 to $686,000 (15.3% of net premiums earned) in 1997, an increase of $118,000, or 20.8%. The increase in the amount of commission expense is due to the volume increase in net premiums written. The percentage of commissions paid to net premiums earned varies depending upon customer mix. The decrease as a percentage of net premiums is due primarily to the fact that a larger percentage of the Insurance Subsidiary's business has transferred to customers who earn lower commission rates.

     Personnel expenses in the second quarter increased from $5.0 million in 1996 to $5.6 million in 1997, an increase of $600,000, or 12.0%. This increase was in response to volume increases in the flood zone determination and motor vehicle tracking businesses. Personnel expenses as a percent of total revenue decreased from 49.5% in 1996 to 44.6% in 1997. The reduction was primarily due to continued productivity improvements in the motor vehicle and mortgage insurance tracking business.

     All other expenses in the second quarter decreased from $4.3 million in 1996 to $3.3 million in 1997, a decrease of $1.0 million, or 23.3%. The decrease was primarily due to $1.4 million of expense incurred by the Company in the second quarter of 1996 as a result of retention agreements entered into with certain executives of the prior management team, who departed from the Company in July, 1996.

     As a result of the above factors, income before provision for income taxes for the second quarter increased from a loss of $1.4 million in 1996 to a gain of $1.3 million in 1997, an increase of $2.7 million. Net loss for the second quarter of 1996 was $857,000, or $0.18 per share compared with net income of $838,000, or $0.21 per share in 1997. The weighted average number of shares outstanding for the second quarter of 1996 and 1997 were 4,679,942 and 3,989,724, respectively.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996:

   Revenue

     Total revenue of the Company for the six month period increased from $20.6 million in 1996 to $23.6 million in 1997, an increase of $3.0 million, or 14.6%.

     Net premiums written for the period increased from $6.0 million in 1996 to $9.7 million in 1997, an increase of $3.7 million, or 61.7%. The increase in net premiums written was primarily due to an increase in the volume of business from existing mortgage tracking customers.

     Net premiums earned by the Insurance Subsidiary for the period increased from $6.8 million in 1996 to $8.6 million in 1997, an increase of $1.8 million, or 26.5%. Premium revenue is generally earned ratably over a twelve month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the six months ended June 30, 1997, unearned premiums increased by $1.1 million, compared to a decrease in unearned premiums of $836,000 for the same six months of 1996.

     Flood inquiry fees for the period increased from $9.6 million in 1996 to $10.0 million in 1997, an increase of $400,000, or 4.2%. This increase is primarily a result of higher volume of inquiries from existing customers.

     Tracking fees for the period increased from $2.5 million in 1996 to $3.6 million in 1997, an increase of $1.1 million, or 44%. The increase was due primarily to the addition of new customers.

   EXPENSES

    Loss and loss adjustment expenses (LAE) incurred for the six month period increased from $2.7 million (39.1% of net premiums earned) in 1996 to $2.9 million (33.4% of net premiums earned) in 1997, an increase of $200,000, or 7.4%. The average loss and loss adjustment expense per new claim reported in the six month period ended June 30, 1997 was approximately $8,000, compared to $6,300 for the same period in 1996. The number of losses decreased from 421 in 1996 to 359 in 1997.

     Commissions to non-affiliates for the period decreased from $1.3 million (18.4% of net premiums earned) in 1996 to $1.1 million (12.7% of net premiums earned) in 1997, a decrease of $200,000, or 15.4%. The percentage of commissions paid to net premiums earned varies depending upon customer mix. The decrease is due primarily to the fact that a larger percentage of the Insurance Subsidiary's business has transferred to customers who earn lower commission rates.

     Personnel expenses for the period increased from $10.2 million in 1996 to $10.6 million in 1997, an increase of $400,000, or 3.9%. This increase was in response to volume increases in the flood zone determination and motor vehicle tracking businesses. Personnel expenses as a percent of total revenue decreased from 49.4% in 1996 to 45.0% in 1997. The reduction was primarily due to continued productivity improvements in the motor vehicle and mortgage insurance tracking business.

     All other expenses in the six month period decreased from $7.6 million in 1996 to $6.4 million in 1997, a decrease of $1.2 million, or 15.8%. The decrease was primarily due to $1.4 million of expense incurred by the Company in the second quarter of 1996 as a result of retention agreements entered into with certain executives of the prior management team, who departed from the Company in July, 1996.

     As a result of the above factors, income before provision for income taxes for the six month period increased from a loss of $1.1 million in 1996 to a gain of $2.5 million in 1997, an increase of $3.6 million. Net loss for the six months of 1996 was $708,000, or $0.15 per share compared with net income of $1.6 million, or $0.41 per share in 1997. The weighted average number of shares outstanding for the six months ended June 30, 1996 and 1997 were 4,691,008 and 3,989,660, respectively.

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

     The Insurance Subsidiary collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of June 30, 1997, the Company had cash and short-term investments aggregating $14.0 million compared to $13.2 million at December 31, 1996.

     Of the Company's cash and short-term investments as of June 30, 1997, $11.0 million is held by the Insurance Subsidiary compared to $8.3 million at December 31, 1996. Insurance companies, including the Insurance Subsidiary, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that the Insurance Subsidiary may pay the Company in any twelve (12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or
(ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1996, the Insurance Subsidiary had net income of approximately $2.8 million and as of December 31, 1996, statutory policyholders' surplus of $26.8 million. For the year ended December 31, 1996, the maximum dividend permitted to be paid by the Insurance Subsidiary to National was approximately $2.8 million. In addition, insurers are required to report dividends within five (5) days of declaration and at least ten (10) days prior to payment. The interim period will allow the Commissioner to issue an order stopping payment of the dividend if, in the Commissioner's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public.

     On April 10, 1997, the Insurance Subsidiary made a dividend payment to National in the amount of $2.5 million.

     In April, 1997, the Company concluded an agreement for a $5 million bank line of credit. As of June 30, 1997 there were no advances made on the credit line. As of June 30, 1997, the Company was in compliance with all financial ratio and minimum net worth requirements per the terms of the agreement.

     Consolidated stockholders' equity at June 30, 1997 totaled $26.0 million, or $6.65 per share, compared to $28.6 million, or $7.33 per share, at December 31, 1996.

     Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholder's surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1996, the Company's net written premium to policyholder surplus ratio was .50 to 1. Management believes that as of June 30, 1997, that ratio has not materially changed.

     The Company is not aware of any trends, requirements, commitments, or events that will or are reasonably likely to have a negative impact on the Company's liquidity during 1997. This report contains forward-looking statements reflecting the Company's current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors should review the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Financial Condition and Operating Results" for a discussion of factors that could affect future performance.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

         Exhibit 10.1 Employment Agreement dated May 7, 1997 by and between
                      National and Douglas H. Helm.

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

                                       NATIONAL INSURANCE GROUP
                                             (REGISTRANT)



                                       /s/ MARK A. SPEIZER
---------------------                  ----------------------------------------
DATE: AUGUST 13, 1997                        (SIGNATURE)
                                       Mark A. Speizer, Chairman
                                       of the Board and Chief
                                       Executive Officer



                                       /s/ GREGORY S. SAUNDERS
---------------------                  ----------------------------------------
DATE: AUGUST 13, 1997                        (SIGNATURE)
                                       Gregory S. Saunders,
                                       Executive Vice President, Treasurer
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         EXHIBITS
    ------                         --------
   10.1              Employment Agreement dated May 7, 1997 by and between
                     National and Douglas H. Helm

   11.1 Computation of weighted average shares outstanding and earnings per share

   27.1              Financial data schedule