Form 10-Q
period 1997-09-30
NATIONAL INSURANCE GROUP /CA/
filed 1997-11-06
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  SEPTEMBER 30, 1997          Commission file number:  0-16332


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

                                 (650) 872-6772
                         (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   XX           No
    ------              ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,032,132 shares as of November 5, 1997.

                            NATIONAL INSURANCE GROUP
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                             PAGE

Item 1 - Financial Statements:

        Consolidated Balance Sheets as of September 30, 1997 and
        December 31, 1996                                                      1

        Consolidated Statements of Earnings for the periods
        ended September 30, 1997 and 1996                                      2

        Consolidated Statements of Shareholders' Equity
        for the nine months ended September 30, 1997 and 1996                  3

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996                          4

        Notes to Consolidated Financial Statements                             5

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13

Item 2 - Changes in Securities                                                13

Item 3 - Defaults Upon Senior Securities                                      13

Item 4 - Submission of Matters to a Vote of Security Holders                  13

Item 5 - Other Information                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    16

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1997 and December 31, 1996
                 (in thousands of dollars, except share amounts)

                                         September 30,      December 31,
                                             1997              1996
                                         ------------      ------------
                                         (unaudited)
ASSETS:

 Fixed maturities                          $13,995        $18,538
 Equity securities                           2,856          2,051
 Short-term investments                     10,854         10,005
                                           -------        -------

  Total investments                         27,705         30,594
                                           -------        -------

Cash and cash equivalents                    4,888          3,183
Net premiums and accounts receivable         9,368          5,181
Accrued interest receivable                    403            377
Property and equipment, net                  5,028          3,484
Deferred acquisition costs                   2,690          2,186
Deferred federal income taxes receivable     2,501            421
Goodwill                                    12,736             --
Other assets                                 2,726          1,686
                                           -------        -------

  Total assets                             $68,045        $47,112
                                           =======        =======

LIABILITIES:

Reserve for losses and LAE                 $ 2,803        $ 2,198
Unearned premiums                            6,244          4,753
Commissions payable                          1,398          1,113
Accrued expenses and other liabilities       4,882          3,718
Drafts payable                                 650            295
Notes payable                                9,768          1,333
Reserve for return premiums                  5,379          2,382
Unclaimed property-proposition 103           2,260          2,268
Deferred revenue                             7,543            500
                                           -------        -------

  Total liabilities                         40,927         18,560
                                           -------        -------

SHAREHOLDERS' EQUITY:

Common stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding:3,988,215
  in 1997 and 3,896,937 in 1996             18,256         17,592
Retained earnings                            8,862         10,960
                                           -------        -------

  Total shareholders' equity                27,118         28,552
                                           -------        -------
  Total liabilities and
    shareholders' equity                   $68,045        $47,112
                                           =======        =======


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                For the periods ended September 30, 1997 and 1996
          (in thousands of dollars, except share and per share amounts)
                                   (unaudited)


                                          Third Quarter                Nine Months
                                   --------------------------   --------------------------
                                       1997           1996          1997           1996
                                   -----------    -----------   -----------    -----------
Net premiums written               $     5,141    $     2,703   $    14,855    $     8,708
Change in unearned premiums               (425)           344        (1,491)         1,180
                                   -----------    -----------   -----------    -----------

Net premiums earned                      4,716          3,047        13,364          9,888
Real Estate Information Services         5,919          4,920        15,898         14,511
Tracking fees                            1,893          1,362         5,495          3,884
Net commission income                      310            298           698            897
Net investment income                      389            488         1,280          1,490
                                   -----------    -----------   -----------    -----------

   TOTAL REVENUES                       13,227         10,115        36,735         30,670
                                   -----------    -----------   -----------    -----------


Loss and LAE incurred                    1,605            975         4,491          3,647
Commissions to
  non-affiliates                           152            346         1,254          1,606
Personnel expenses                       5,716          4,311        16,289         14,471
All other expenses                       4,393          3,112        10,826         10,691
                                   -----------    -----------   -----------    -----------

   TOTAL EXPENSES                       11,866          8,744        32,860         30,415
                                   -----------    -----------   -----------    -----------

Income before provision
  for income taxes                       1,361          1,371         3,875            255

Provision for
  income taxes                             483            501         1,358             93
                                   -----------    -----------   -----------    -----------

   NET INCOME                      $       878    $       870   $     2,517    $       162
                                   ===========    ===========   ===========    ===========

Weighted average common and
  common equivalent shares
  outstanding                        4,063,047      3,996,897     4,049,796      3,985,708
                                   -----------    -----------   -----------    -----------


Per share results:

Net income per share               $      0.22    $      0.22   $      0.62    $      0.04
                                   ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the nine months ended September 30, 1997 and 1996
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                  Total
                            Common Stock                          Share-
                       ------------------------     Retained      holders'
                          Shares     Amount         Earnings      Equity
                       ----------    ----------    ----------    ----------
Balance at
December 31, 1995       4,679,697    $   23,071    $    9,810    $   32,881

Options exercised          22,500           149            --           149

Accelerated vesting            --            39            --            39

Stock Repurchase         (705,300)       (4,972)           --        (4,972)

Net Income                     --            --           162           162

Unrealized loss, net
of deferred tax                --            --          (174)         (174)
                       ----------    ----------    ----------    ----------

Balance at
September 30, 1996      3,996,897    $   18,287    $    9,798    $   28,085
                       ==========    ==========    ==========    ==========


Balance at
December 31, 1996       3,896,937    $   17,592    $   10,960    $   28,552

Net income                     --            --         2,517         2,517

Options exercised          91,278           664            --           664

Dividends paid                 --            --        (4,660)       (4,660)

Unrealized gain,
net of deferred tax            --            --            45            45
                       ----------    ----------    ----------    ----------

Balance at
September 30, 1997      3,988,215    $   18,256    $    8,862    $   27,118
                       ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1997 and 1996
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                               September 30, September 30,
                                                                   1997         1996
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                              $   2,517    $     162
        Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                              1,014        1,358
         Change in assets and liabilities net of effects
          from purchase of ARTS
           Increase in net premiums and accounts
             receivable and accrued interest receivable            (3,019)      (1,159)
           Increase in deferred revenue                                39           --
           (Increase) decrease in deferred acquisition costs         (504)         543
           Increase (decrease) in insurance liabilities             5,448         (124)
           Decrease in unclaimed property-proposition 103              (9)      (2,098)
           (Increase)  in tax assets                                  476         (117)
           Other, net                                                 450          634
                                                                ---------    ---------
             Net cash provided (used) by operating activities       6,412         (801)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of investments                                (47,218)    (106,466)
           Maturity of investments                                 50,215      111,075
           Purchase of equipment                                   (2,144)        (999)
           Purchase of ARTS, including acquisition costs           (9,881)          --
                                                                ---------    ---------
             Net cash provided (used) by investing activities      (9,028)       3,610
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
           Repurchase Common Stock                                     --       (4,972)
           Stock options exercised                                    547          189
           Dividends to shareholders                               (4,660)          --
           Net Borrowings on notes payable                          8,434        2,000
                                                                ---------    ---------
             Net cash provided (used) by financing activities       4,321       (2,783)
                                                                ---------    ---------

        Net increase in cash and cash equivalents                   1,705           26
        Cash and cash equivalents at beginning of period            3,183        3,233
                                                                ---------    ---------
        Cash and cash equivalents at end of period              $   4,888    $   3,259
                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information

         In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the nine month period ended September 30, 1997 and September 30, 1996 are not necessarily indicative of the results to be expected in the future.

2.  Acquisition

         On September 18, 1997, two wholly owned subsidiaries of National Insurance Group, a California corporation (the "Company" or "National"), Pinnacle American Realty Tax Services, Inc., a Delaware corporation ("PARTS-VA"), and Pinnacle American Realty Tax Services of New York, Inc., a Delaware corporation ("PARTS-NY") (PARTS-NY and PARTS-VA, collectively "PARTS"), acquired substantially all the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation ("ARTS-VA"), and American Realty Tax Services of New York, Inc., a Virginia corporation ("ARTS-NY") (ARTS-NY and ARTS-VA, collectively "ARTS"). The acquisition agreement, dated August 15, 1997, as amended (the "Agreement"), was entered into by and among ARTS, the shareholders of ARTS, the Company, and New Arts Acquisition, Inc., a Delaware corporation, which is a wholly owned subsidiary of the Company ("New Arts"). On October 1, 1997, PARTS-VA changed its name to Pinnacle Real Estate Tax Services, Inc. ("PRETS-VA"), and PARTS-NY changed its name to Pinnacle Real Estate Tax Services of New York, Inc. ("PRETS-NY") (PRETS-NY and PRETS-VA, collectively "PRETS").

         As consideration for the acquisition of certain assets of ARTS (the "ARTS Acquisition"), New Arts paid $9.2 million in cash and agreed to assume certain liabilities of ARTS. Pursuant to the Agreement, if the cash revenue of certain contracts of PRETS exceeds certain targets for the twelve months ended and including April 30, 1998, PRETS is required to pay additional consideration of up to $4 million according to a formula as set forth in the Agreement ("Additional Consideration"). Fifty percent of the Additional Consideration may be paid in the form of a three year note bearing interest at eight percent per annum. The remaining fifty percent of the Additional Consideration may be paid in cash. The Company has agreed to guarantee the payment of these obligations.

         The ARTS Acquisition was accounted for as a purchase of assets. The fair market value of the assets acquired from ARTS was approximately $4.4 million. The fair market value of liabilities assumed was approximately $7.3 million, including approximately $7 million of deferred revenue related to PRETS' existing portfolio of loans. The amount of goodwill recorded in connection with the transaction was $12.7 million, which will be amortized over a 25-year period as a result of PRETS' long standing vendor and customer relationships. Since the ARTS Acquisition was executed only thirteen days prior to the end of the third quarter of 1997, the Company's results of operations for the third quarter and nine months ended September 30, 1997, were not materially affected by the ARTS Acquisition. The Company filed with the Securities and Exchange Commission a Form 8-K, Current Report, dated September 18, 1997, in connection with the ARTS Acquisition. The Company will file an amendment to the Form 8-K in which historical and pro-forma financial information for PRETS will be presented.

         The majority of tax service revenues earned by PRETS are from "life of loan" servicing contracts, which require customers to pay an up-front, one-time fee to receive real estate property tax tracking services over the life of a loan. The revenue from "life of loan" contracts is recognized over the estimated life of the loans in proportion to the amount of expenses incurred to service the real estate property tax tracking on the subject loans. Since the bulk of expenses incurred in providing real estate property tax tracking on the loans occurs in the first year, a majority of the "life of loan" revenue is recognized within the first year of servicing. The remainder of the revenue is amortized in accordance with the estimated rate at which loans are paid off or otherwise are removed from the servicing portfolio. As a result of this revenue recognition policy, PRETS records a deferred revenue reserve on its balance sheet. As of September 30, 1997, deferred "life of loan" tax servicing revenue was $7.0 million.

         The primary business of PRETS is real estate property tax information services for mortgage lending and mortgage loan servicing institutions. PRETS facilitates the payment by mortgage lenders and mortgage loan servicing companies of borrowers' escrowed and non-escrowed funds to local, county and state taxing authorities nationwide. PRETS obtains property tax data from various taxing authorities and integrates this information with loan data from its customer base. PRETS accomplishes this through a proprietary online database and software, as well as a network of customer service centers.

3. Financing

         In connection with the ARTS Acquisition, the Company and New Arts entered into a term note facility (the "Term Facility") with the Company's primary commercial bank. The Term Facility allows for a maximum borrowing of $11.3 million, including $2 million for any Additional Consideration which may be payable pursuant to the Agreement on or before May 25, 1998. The Term Facility matures in May, 2003, and calls for interest payments at the rate of prime plus one and one-quarter percent, beginning September, 1997. Principal is paid monthly, beginning May 30, 1998, in accordance with a variable amortization schedule. Collateral for the loan includes non-insurance company cash deposits of the Company, the common stock of the Company's wholly owned subsidiary, Pinnacle Data Corporation, a California corporation, as well as the stock of PRETS and of New Arts. As of September 30, 1997, the Company had utilized $9.3 million of the $11.3 million Term Facility.

         On September 18, 1997, the Company amended its $5 million revolving facility (the "Revolving Facility"). The primary amendment to the Revolving Facility was the reduction in borrowing limits to $1 million from $5 million. As of September 30, 1997, the Company had no borrowings under the Revolving Facility and was in compliance with the financial covenants of the Revolving Facility.

4.  Reclassification

         For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company's net income or shareholders' equity.

5.  Earnings per share

         In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. SFAS No. 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is required to be adopted on December 31, 1997. The Company does not believe that SFAS No. 128 will have a material impact on its financial statements.


6.  Comprehensive income

         In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 130 will have a material impact on its financial statements.

7.  Segment reporting

         In June, 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a material impact on its financial statements.

8.  Subsequent events

         On November 1, 1997, the Company's Board of Directors declared a dividend of $0.11 per share. The dividend is payable on November 24, 1997, to shareholders of record on November 17, 1997.

           These quarterly interim financial statements are unaudited.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the interim financial statements and the notes thereto, which are set forth elsewhere in this report.

RESULTS OF OPERATIONS

General

    On September 18, 1997, two wholly owned subsidiaries of the Company acquired substantially all the assets of ARTS and assumed certain liabilities. The acquisitions were accounted for as purchases of assets and are described in detail in the notes to the financial statements contained in this report. The Company's results of operations for the third quarter ended and for the nine months ended September 30, 1997, were not materially affected by this transaction, since the transaction closed thirteen days before the end of the quarter.

THIRD QUARTER OF 1997 COMPARED WITH THIRD QUARTER OF 1996:

Revenue

         Total revenue of the Company for the third quarter increased from $10.1 million in 1996 to $13.2 million in 1997, an increase of $3.1 million, or 31%. Revenues for the comparable period of 1996 included a change in a deferred revenue estimate, which increased reported revenue for that period by $885,000. Had this adjustment not been made, the Company would have recognized $9.2 million in the third quarter of 1996, instead of the reported $10.1 million.

   Net premiums written by the Company's wholly owned subsidiary, Great Pacific Insurance Company, a California corporation (the "Insurance Subsidiary"), for the third quarter increased from $2.7 million in 1996 to $5.1 million in 1997, an increase of $2.4 million, or 90%. The increase in net premiums written was primarily due to an increase in the volume of business from the Company's existing mortgage hazard insurance tracking customers.

    Net premiums earned by the Insurance Subsidiary for the third quarter increased from $3.0 million in 1996 to $4.7 million in 1997, an increase of $1.7 million, or 55%. Premium revenue is generally earned ratably over a twelve month period from the inception date of each insurance policy written, and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the quarter ended September 30, 1997, unearned premiums increased by $425,000, compared to a decrease in unearned premiums of $344,000 for the same quarter of 1996. See also, "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Nine Months Ended September 30, 1997, Compared with the Nine Months Ended September 30, 1996, Revenue."

    Real estate information services revenues for the third quarter increased from $4.9 million in 1996 to $5.9 million in 1997, an increase of $1 million, or 20%. This increase is primarily a result of higher volume of inquires from existing flood zone determination customers. The real estate information services revenues for the third quarter of 1996 included a change in a deferred revenue estimate, which increased reported revenues by $885,000. Had this adjustment not been made, real estate information services revenues would have been $4 million, instead of the reported $4.9 million.

    Tracking fees for the third quarter increased from $1.4 million in 1996 to $1.9 million in 1997, an increase of $500,000, or 39%. The increase was due primarily to the addition of new customers.

Expenses

   Loss and loss adjustment expenses ("LAE") incurred for the third quarter increased from $975,000 (32% of net premiums earned) in 1996 to $1.6 million (34% of net premiums earned) in 1997, an increase of $630,000, or 65%. The average loss and LAE per new claim reported in the third quarter of 1997 was approximately $6,080, compared to $5,600 for the same period in 1996. The number of losses increased from 173 in 1996 to 264 in 1997.

    Commissions to non-affiliates in the third quarter decreased from $346,000 (11.3% of net premiums earned) in 1996 to $152,000 (3.2% of net premiums earned) in 1997, a decrease of $194,000, or 56%. The decrease in the amount of commission expense is due to a decline in net premiums written by independent agents. The percentage of commissions paid to net premiums earned varies depending upon customer mix. The decrease as a percentage of net premiums is due primarily to the fact that a larger percentage of the Insurance Subsidiary's business is produced by lenders who earn lower commission rates.

   Personnel expenses in the third quarter increased from $4.3 million in 1996 to $5.7 million in 1997, an increase of $1.4 million, or 33%. This increase was a result of an increase in hiring in response to volume increases in net premiums written, flood zone determinations, and motor vehicle tracking business. Personnel expenses as a percent of total revenue remained constant at 43% from 1996 to 1997.

    All other expenses in the third quarter increased from $3.1 million in 1996 to $4.4 million in 1997, an increase of $1.3 million, or 41%. The increase was primarily due to additional costs incurred to handle the increase in the volume of business in each of the Company's subsidiaries.

    As a result of the above factors, income before provision for income taxes for the third quarter decreased from $1.37 million in 1996 to $1.36 million in 1997, a decrease of approximately $10,000. Net Income for the third quarter of 1996 was $870,000, or $0.22 per share compared with net income of $878,000, or $0.22 per share in 1997. The weighted average number of shares outstanding for the third quarter of 1996 and 1997 were 3,996,897 and 4,063,047, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996:

Revenue

   Total revenue of the Company for the nine month period increased from $30.7 million in 1996 to $36.7 million in 1997, an increase of $6.0 million, or 20%. Revenues for the comparable period of 1996 included a change in a deferred revenue estimate, which increased reported revenue for that period by $885,000. Had this adjustment not been made, the Company would have recognized revenues of $29.8 million in the third quarter of 1996, instead of the reported $30.7 million.

    Net premiums written for the period increased from $8.7 million in 1996 to $14.9 million in 1997, an increase of $6.2 million, or 71%. The increase in net premiums written was primarily due to an increase in the volume of business from the Company's existing mortgage tracking customers.

    Net premiums earned by the Insurance Subsidiary for the period increased from $9.9 million in 1996 to $13.4 million in 1997, an increase of $3.5 million, or 35%. Premium revenue is generally earned ratably over a twelve month period from the inception date of each insurance policy written, and is affected by policies written over the prior twelve months and by policies canceled during the applicable accounting period. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the nine months ended September 30, 1997, unearned premiums increased by $1.5 million, compared to a decrease in unearned premiums of $1.2 million for the same nine months of 1996.

     The Company has received notice from a customer that it would not renew its hazard insurance tracking and force-place insurance contract effective October 31, 1997. Such customer accounted for 1.6% of consolidated revenue in 1995, 3.3% in 1996 and 11% in the first nine months of 1997. Management believes that the decrease in revenue due to the loss of this customer may be material, but will be offset, in part, by changes in certain reserves potentially arising from the customer's departure, and additional business from new and existing customers; and, delayed by the rate at which the unearned premium for such customer is earned over the next twelve months. The Company is presently unable to estimate the amount of such offsets, which are dependent upon numerous factors, including, without limitation, the general health of the mortgage banking and vehicle financing industries, interest rates, general economic conditions, the realization of expected new business from new and existing customers and other factors. These factors, together with statements regarding certain risks and uncertainties contained in other parts of this report, may affect the Company's operating results. Investors should read this paragraph, which contains forward looking statements, in connection with any other forward looking statement made in this report, including, but not limited to, statements preceded or followed by the words "believes", "anticipates", "expects", "aware" or similar expressions as they relate to the Company or its management.

    Real estate information services revenues for the period increased from $14.5 million in 1996 to $15.9 million in 1997, an increase of $1.4 million, or 10%. This increase is primarily a result of higher volume of inquiries from existing flood zone determination customers. The real estate information services revenues for the nine months ended September 30, 1996, included a change in a deferred revenue estimate, which increased reported revenues by $885,000. Had this adjustment not been made, real estate information services revenues would have been $13.6 million, instead of the reported $14.5 million.

    Tracking fees for the period increased from $3.9 million in 1996 to $5.5 million in 1997, an increase of $1.6 million, or 42%. The increase was due primarily to the addition of new customers.

Expenses

    Loss and LAE incurred for the nine month period increased from $3.6 million (36.9% of net premiums earned) in 1996 to $4.5 million (34% of net premiums earned) in 1997, an increase of $900,000, or 23%. The average loss and LAE per new claim reported in the nine month period ended September 30, 1997, was approximately $7,209, compared to $6,100 for the same period in 1996. The number of losses increased from 595 in 1996 to 623 in 1997.

    Commissions to non-affiliates for the period decreased from $1.6 million (16.2% of net premiums earned) in 1996 to $1.3 million (9.4% of net premiums earned) in 1997, a decrease of $300,000, or 18.8%. The percentage of commissions paid to net premiums earned varies depending upon customer mix. The decrease is due primarily to the fact that a larger percentage of the Insurance Subsidiary's business is being produced by lenders who earn lower commission rates.

    Personnel expenses for the period increased from $14.5 million in 1996 to $16.3 million in 1997, an increase of $1.8 million, or 13%. This increase was in response to volume increases in the volume of net written premiums, flood zone determinations and motor vehicles tracked. Personnel expenses as a percent of total revenue decreased from 47.2% in 1996 to 44% in 1997. The reduction was primarily due to the fact that personnel expenses from the comparable period of 1996 included expenses of $1.37 million from executive retention agreements entered into in the second quarter of 1996 in connection with a change in management of the Company. Had these expenses not occurred, the Company would have recognized $13.1 million in personnel expenses in the comparable period of 1996, instead of the reported $14.5 million; accordingly, personnel expenses as a percentage of revenues would have been 43%, instead of 47.2%.

    All other expenses in the nine month period increased nominally from $10.7 million in 1996 to $10.8 million in 1997, an increase of $100,000, or 1%.

    As a result of the above factors, pre-tax income for the nine month period increased from $255,000 in 1996 to $3.9 million in 1997, an increase of $3.6 million. The pre-tax income from last year's comparable period included a change in a deferred revenue estimate, as well as costs incurred in connection with executive retention agreements. The deferred revenue adjustment increased reported revenue and pre-tax earnings for the period by $885,000; the expenses recognized in connection with the executive retention agreements lowered reported pre-tax earnings for the period by $1.37 million. Had this adjustment and expense not occurred, the Company would have recognized pre-tax income for the nine months ended September 30, 1996, of $751,000, instead of the reported pre-tax income of $255,000; net income would have been $477,000, or $0.12 per share, instead of the reported net income of $162,000, or $0.04 per share. The weighted average number of shares outstanding for the nine months ended September 30, 1996, and 1997 were 3,985,708 and 4,049,796, respectively.

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

    The Insurance Subsidiary collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of September 30, 1997, the Company had cash and short-term investments aggregating $15.7 million compared to $13.2 million at December 31, 1996.

    Of the Company's cash and short-term investments as of September 30, 1997, $8.3 million is held by the Insurance Subsidiary compared to $8.3 million at December 31, 1996. Insurance companies, including the Insurance Subsidiary, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that the Insurance Subsidiary may pay the Company in any twelve month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or (ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December
31. For the year ended December 31, 1996, the Insurance Subsidiary had net income of approximately $2.8 million and as of December 31, 1996, statutory policyholders' surplus of $26.8 million. Accordingly, for the year ended December 31, 1996, the maximum dividend permitted by the Insurance Subsidiary to National was approximately $2.8 million. On April 10, 1997, the Insurance Subsidiary made a dividend payment to National in the amount of $2.5 million.

    On September 18, 1997, the Company entered into a secured term note facility (the "Term Facility") with a commercial bank. The Term Facility allows for a maximum borrowing of $11.3 million, the proceeds of which may only be used for purposes of acquiring the assets of ARTS. As of September 30, 1997, the Company's borrowings under the Term Facility were $9.3 million. The remaining portion of the Term Facility may be used for paying additional consideration for ARTS in accordance with the Asset Purchase Agreement dated August 15, 1997, as amended. As of September 30, 1997, the Company was in compliance with all financial ratio and minimum net worth requirements per the terms of the Term Facility.

    On September 18, 1997, the Company amended its $5 million revolving facility (the "Revolving Facility"). The primary amendment to the Revolving Facility was the reduction in borrowing limits to

$1 million from $5 million. As of September 30, 1997, the Company had no borrowings under the Revolving Facility and was in compliance with the financial covenants of the Revolving Facility.

    In addition to the Term Facility and Revolving Facility, the Company has a remaining balance of $500,000 due under a $2 million note payable (the "Term Loan") as of September 30, 1997. As of September 30, 1997, the Company is in compliance with the financial covenants of the Term Loan.

    Consolidated shareholders' equity at September 30, 1997, totaled $27.1 million, or $6.80 per share, compared to $28.6 million, or $7.33 per share, at December 31, 1996.

    Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholder surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1996, the Company's net written premium to policyholder surplus ratio was .50 to 1. Management believes that as of September 30, 1997, that ratio has not materially changed.

    The Company is not aware of any trends, requirements, commitments, or events that will or are reasonably likely to have a material negative impact on the Company's liquidity during 1997. This report contains forward-looking statements reflecting the Company's current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations.

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

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on July 11, 1997. At the annual meeting, the shareholders elected Bard E. Bunaes, Bruce A. Cole, John
F. Hartigan, Saul B. Jodel and Mark A. Speizer to serve as directors of the Company for the ensuing year, amended the Company's 1986 Stock Option Plan, and ratified the selection of Coopers & Lybrand, LLP, as the Company's independent accountants for the year ending December 31, 1997.

The votes for each of the proposals at the annual meeting were as follows:

Proposal
--------


1.   Election of Directors:

     All nominees for director were elected with 3,558,210 shares voting for and 235,700 shares withheld.

                                                                                      Broker
                                        For         Against        Withheld          Non-votes
                                        ---         -------        --------          ---------
2.   Amendment to
    1986 Stock Option Plan           3,367,637       416,273         10,000              0

3.   Appointment of
    Coopers & Lybrand, LLP           3,793,910             0              0              0


      No other matters were submitted to a vote of security holders of the Company at the annual meeting or otherwise during the quarter.

Item 5.  Other Information

      In August, 1997, Mr. Hartigan resigned from the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibit Index


   Exhibit                        Description
   -------                        -----------
    2.1      Assets Purchase Agreement by and among New ARTS Acquisition, Inc.,
             National Insurance Group, American Realty Tax Services, Inc.,
             American Realty Tax Services of New York, Inc., and Certain
             Shareholders dated August 15, 1997 (incorporated by reference to exhibits filed with the Company's Form 8-K dated September 18,
             1997)

   10.1      Credit Terms and Conditions dated April 2, 1997 by and between
             National Insurance Group and Imperial Bank and Amendment No. 1 to
             Credit Terms and Conditions dated September 17, 1997, by and between National Insurance Group and Imperial Bank

   10.2 Credit Terms and Conditions dated September 11, 1997, by and between New Arts Acquisition, Inc. and Imperial Bank

   10.3      Note dated September 11, 1997, made by New Arts Acquisition, Inc.
             payable to Imperial Bank in the original principal amount of
             $11,268,000

   10.4      Addendum to Note dated September 11, 1997, made by New Arts
             Acquisition, Inc.

   10.5      Note dated September 11, 1997, made by National Insurance Group payable to Imperial Bank in the original principal amount of
             $1,000,000

   10.6      Continuing Guarantee dated September 11, 1997, by National
             Insurance Group for the benefit of Imperial Bank

   10.7      General Security Agreement dated September 11, 1997, by New Arts
             Acquisition, Inc. for the benefit of Imperial Bank

   10.8      Pledge Agreement dated September 10, 1996, by and between National
             Insurance Group and Imperial Bank, as amended by Amendment No. 1 to
             Pledge Agreement dated April 2, 1997, and as further amended by Amendment No. 2 to Pledge Agreement dated September 18, 1997

   11.1 Computation of weighted average shares outstanding and earnings per share

   27.1      Financial data schedule


(b) Reports on Form 8-K

      Report on Form 8-K, dated September 18, 1997, was filed with the Securities and Exchange Commission. This report contained information relating to the ARTS Acquisition.

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


                                            NATIONAL INSURANCE GROUP
                                            ------------------------
                                                  (REGISTRANT)



                                               /S/ MARK A. SPEIZER
                                            -------------------------
DATE: NOVEMBER 5, 1997                            (SIGNATURE)
                                            Mark A. Speizer, Chairman
                                            of the Board and Chief
                                            Executive Officer




                                             /S/ GREGORY S. SAUNDERS
                                             -------------------------
DATE: NOVEMBER 5, 1997                             (SIGNATURE)
                                            Gregory S. Saunders,
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                            NATIONAL INSURANCE GROUP
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER


  Exhibit                         Description
  -------                         -----------

    2.1      Assets Purchase Agreement by and among New ARTS Acquisition, Inc.,
             National Insurance Group, American Realty Tax Services, Inc.,
             American Realty Tax Services of New York, Inc., and Certain
             Shareholders dated August 15, 1997 (incorporated by reference to exhibits filed with the Company's Form 8-K dated September 18,
             1997)

   10.1      Credit Terms and Conditions dated April 2, 1997, by and between
             National Insurance Group and Imperial Bank and Amendment No. 1 to
             Credit Terms and Conditions dated September 17, 1997, by and between National Insurance Group and Imperial Bank

   10.2 Credit Terms and Conditions dated September 11, 1997, by and between New Arts Acquisition, Inc. and Imperial Bank

   10.3      Note dated September 11, 1997, made by New Arts Acquisition, Inc.
             payable to Imperial Bank in the original principal amount of
             $11,268,000

   10.4      Addendum to Note dated September 11, 1997, made by New Arts
             Acquisition, Inc.

   10.5      Note dated September 11, 1997, made by National Insurance Group payable to Imperial Bank in the original principal amount of
             $1,000,000

   10.6      Continuing Guarantee dated September 11, 1997, by National
             Insurance Group for the benefit of Imperial Bank

   10.7      General Security Agreement dated September 11, 1997, by New Arts
             Acquisition, Inc. for the benefit of Imperial Bank

   10.8      Pledge Agreement dated September 10, 1996, by and between National
             Insurance Group and Imperial Bank, as amended by Amendment No. 1 to
             Pledge Agreement dated April 2, 1997, and as further amended by Amendment No. 2 to Pledge Agreement dated September 18, 1997

   11.1 Computation of weighted average shares outstanding and earnings per share

   27.1      Financial data schedule