Form 10-K
period 1997-12-31
NATIONAL INSURANCE GROUP /CA/
filed 1998-03-27
CIK 815555

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _____TO_____

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 872-6772

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
        NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No[ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of common stock held by nonaffiliates of the Registrant, based upon the average of bid and asked price of the Common Stock on March 26, 1998 on the Nasdaq National Market System was approximately $23,881,377. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's Common Stock as of March 26, 1998 was 4,042,882.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 15, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Report contains forward-looking statements. Such statements include, but are not limited to, forward-looking statements made in this Report which are identified by the words "believe", "anticipates", "expects", "aware" or similar expressions as they relate to the Company, as defined below, or its management. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected or inferred in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results." These forward-looking statements reflect management's opinions as of the date of this report. Undue reliance should not be placed on such forward looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Quarterly Reports on Form 10-Q to be filed by the Company in 1998.

                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION

     National Insurance Group, a California corporation ("National"), and its wholly-owned subsidiaries provide specialized information services through technology, tracking services, outsourcing services and related insurance products to financial institutions located throughout the United States and in Canada. National and its Subsidiaries are referred to in this Report collectively as the "Company". Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis, enabling the customers of the Company to:

    o determine if residential or commercial real estate is located inside or outside a federally-designated Special Flood Hazard Area ("SFHA"), with respect to real estate which is collateral for loans being financed or serviced by customers of the Company or for other purposes (the "Flood Zone Determination Services");

    o obtain real estate tax data from various local, county and state taxing authorities nationwide with respect to real estate which is collateral for loans being financed or serviced by the customers of the Company, facilitate the payment to such taxing authorities by mortgage lenders and mortgage loan servicing companies from certain escrowed funds collected for real estate taxes from their borrowers with each monthly loan payment for real estate taxes to such taxing authorities, and inform mortgage lenders and mortgage servicing companies whether the real estate taxes on property securing real estate loans have been paid and perform certain tasks of the Company's customers on an outsourced basis (the "Real Estate Tax Services"); and

    o monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), motor vehicle and other consumer loans and leases and, to a lesser extent, commercial mortgages, disburse insurance premiums collected from borrowers with each monthly loan payment for insurance coverage on behalf of mortgage lenders and mortgage servicing companies and perform certain tasks of the Company's customers on an outsourced basis (collectively, the "Tracking and Outsourcing Services").

    When the Tracking and Outsourcing Services indicate that hazard insurance coverage on the collateral securing the loan has lapsed, the customer may contract with the Company to provide specialized, fire, allied peril or physical damage insurance (generally referred to as "lender-placed" insurance, formerly referred to by the Company as "force-place" insurance), that generally insures the improvements or personal property on the collateral security. The Company provides this lender-placed insurance through its wholly-owned subsidiary Great Pacific Insurance Company, in 48 states and the District of Columbia and through nonaffiliated insurance companies in the remainder of the United States.

The Company also provides flood insurance, for which the risk is assumed by an agency of the U. S. Government under the National Flood Insurance Program ("NFIP"). In addition, the Company provides fire and allied peril insurance with respect to properties on which financial institutions have foreclosed, and physical damage insurance on motor vehicles. Great Pacific Insurance Company is rated "A" ("Excellent") by A.M. Best Company, a nationally recognized insurance statistical and rating service.

National's wholly-owned subsidiaries (the "Subsidiaries") are:

    o    Pinnacle Data Corporation, a California corporation ("Pinnacle")

    o Pinnacle Real Estate Tax Services, Inc., a Delaware corporation ("PinTax-VA")

    o Pinnacle Real Estate Tax Services of New York, Inc., a Delaware corporation ("PinTax-NY", which together with PinTax-VA, are referred to in this Report collectively as "PinTax")

    o Pinnacle Management Solutions Insurance Services, a California corporation ("PMSIS"), formerly named Fastrac Systems, Inc. Insurance Agent & Broker

    o    Great Pacific Insurance Company, a California corporation ("GPIC")

    o    Fastrac Systems, Inc., a California corporation ("Fastrac")

    o    New Arts Acquisition, Inc., a Delaware corporation ("New Arts")

    The Company began operations in 1972 as an independent general insurance agency (which now operates as a subsidiary of National under the name "Pinnacle Management Solutions Insurance Services"), providing financial institutions with fire and related insurance products written by nonaffiliated companies. In 1977, the Company formed GPIC to underwrite the business being generated by PMSIS. During the mid-1980s, the Company developed computer software systems to provide financial institutions with an economical and efficient alternative to the time-consuming and labor-intensive processes traditionally associated with monitoring and obtaining insurance coverage on collateral securing mortgages, consumer loans and leases and foreclosed properties. In 1991, the Company expanded the Company's Tracking and Outsourcing Services to provide outsourcing capabilities. PMSIS provides the Tracking and Outsourcing Services for mortgage lenders and servicers. Fastrac provides those services for motor vehicle leasing companies. Fastrac operated as a wholly-owned subsidiary of PMSIS until February 1998, at which time it became a wholly-owned subsidiary of National.

    Beginning in the late 1980s, the Company developed and test-marketed its Flood Zone Determination Services. Such services assist a financial institution that is financing improved real estate in meeting its federally mandated obligation to advise potential borrowers whether such improvement is located inside or outside of an SFHA. Federal law and certain secondary markets require:
(i) that regulated real estate lenders and users of such markets determine and disclose to each mortgage loan applicant whether the property securing such loan is located inside or outside of an SFHA; and (ii) that borrowers maintain flood insurance in force as long as the mortgaged property is located within an SFHA. These Flood Zone Determination Services are provided by Pinnacle.

    In September 1997, two newly formed wholly-owned subsidiaries of National, PinTax-VA and PinTax-NY, acquired substantially all the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation ("ARTS-VA"), and American Realty Tax Services of New York, Inc., a Virginia corporation ("ARTS-NY", which together with ARTS-VA, are referred to in this Report collectively as "ARTS"). The acquisition is referred to in this Report as the "PinTax Acquisition". PinTax provides the customers of the Company with the Real Estate Tax Services.

    The Company's information services and insurance products are marketed nationwide by its direct sales force to mortgage bankers and other financial institutions (including mortgage origination/servicing companies, commercial banks, savings and loans, credit unions, motor vehicle leasing firms and others). In addition, its Tracking and Outsourcing Services are marketed to motor vehicle leasing firms in Canada by its direct sales force. Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

MARKET OVERVIEW

  Flood Zone Determination Services Market

    The Company markets its Flood Zone Determination Services and, in certain cases, flood insurance, to mortgage lenders, including mortgage bankers, commercial banks, savings and loans, insurance companies, credit bureaus and others. In the late 1980s, the Company utilized its proprietary technology to develop a database which enables it to determine whether or not a specific property address is located inside or outside of an SFHA as defined by the Federal Emergency Management Agency ("FEMA"). The Company's database has been developed by merging about 80,000 of the approximately 126,000 flood maps which have been developed by FEMA under the NFIP, which do not contain address-specific information, with a geographic database which contains address-specific information. In addition, for those addresses not in the Company's database, the Company makes these determinations manually using the FEMA flood maps, census maps, parcel maps, subdivision maps, tract maps, as well as aerial photographs and other available information.

    The National Flood Insurance Reform Act of 1994 ("Flood Reform Act") affirmed existing requirements that borrowers must be informed prior to loan closing whether or not the subject property is located inside or outside of an SFHA. If located in an SFHA, flood insurance must be purchased for all loans made by federally regulated institutions and loans purchased by federal agencies, such as Fannie Mae and Freddie Mac. The Flood Reform Act expanded existing law by requiring borrowers to place in force flood insurance if their property is determined to be located in an SFHA. The Flood Reform Act further allows a lender to charge a borrower a reasonable fee for such flood zone determination services and requires that the provider of such services guarantee the accuracy of its flood zone determinations.

  Real Estate Tax Services Market

      The Company markets its Real Estate Tax Services to mortgage bankers and financial institutions that own or service real estate loan portfolios ("Servicers"). In order to prevent the placement of a lien for unpaid real estate taxes on real property which is the collateral for a loan, Servicers generally have a need to monitor whether real property taxes are paid to the taxing authority when due. In many cases Servicers require borrowers to pay to the Servicer a portion of real property taxes on the subject property with each mortgage loan payment ("Escrowed Loans"). The Servicer holds such funds in escrow and then remits them to the appropriate taxing authority when due. The Company provides Servicers with outsourcing for real property tax related tasks usually performed by the Servicers for both Escrowed Loans and non-Escrowed Loans. Such services include identification of applicable taxing authorities, research regarding real estate parcel identification numbers, and in the case of Escrowed Loans, disbursement of funds by check or electronic funds transfer and transmission of electronic data, tax bills and tax listings to taxing authorities, and, in the case of non-Escrowed Loans, searching records of taxing authorities to determine whether taxes are delinquent.

  Insurance Tracking and Outsourcing Services Market

      The Company markets its Tracking and Outsourcing Services to Servicers. In many cases, the Company also sells lender-placed insurance to Servicers that use its insurance Tracking and Outsourcing Services. See "Business - Market Overview
- Specialized Insurance Market".

      Servicers generally have a need to monitor whether insurance is maintained on the real property or collateral for the loan or lease. The Company has developed special-purpose, proprietary systems which track insurance information on all types of loan and personal property lease portfolios. In exchange for insurance premiums payable by the Company's customers and/or for fees, the Company provides its customers with access to the Company's database and tracking systems. In other cases, the Company's clients transfer many of their tasks associated with servicing the customer's loan portfolio. Such tasks performed by the Company for its customers is referred to as "Outsourcing". In addition, Servicers will acquire ownership of some property through foreclosure which property is sometimes referred to as Real Estate Owned ("REO"). Servicers need to insure the improvements located on REO for perils such as fire and vandalism. The Company insures certain REO for fire and allied peril ("REO Insurance"). The Company primarily focuses its marketing efforts on Servicers with mortgage loan, consumer loan (primarily motor vehicle) or motor vehicle lease portfolios.

  Specialized Insurance Market

    The Company markets its specialized insurance including lender-placed insurance, REO Insurance and, in certain cases, flood insurance, to Servicers. Servicers generally monitor whether insurance is maintained on the real property or collateral for the loan. In the event a borrower allows insurance to lapse or if the insurance is canceled or otherwise terminated, Servicers may order lender-placed insurance from the Company. The Company sells lender-placed insurance and REO Insurance to customers that use its Tracking and Outsourcing Services and to customers which track their own loans and order such insurance. The Company primarily sells flood insurance to customers that also use its Flood Zone Determination Services. See "Business - Market Overview - Flood Zone Determination Services Market" and "- Insurance Tracking and Outsourcing Services Market".

INFORMATION SERVICES

    The Company's information services consist of Flood Zone Determination Services, Real Estate Tax Services and Tracking and Outsourcing Services. Information services contributed 58.5% of consolidated revenues in 1997. See
Note 23 of Notes to Consolidated Financial Statements.

  Flood Zone Determination Services

    Through Pinnacle, the use of the Company's on-line computerized Flood Zone Determination Services system is offered nationwide to financial institutions and others who originate loans secured by real property. The proprietary system is a relational database of digitized geographical information which determines whether or not a particular property address is located inside or outside of an SFHA and enables users to access Pinnacle's database using computer time share, batch processing or electronic data interface services. Where it cannot be determined whether a particular property address is located inside or outside of an SFHA through the database, Pinnacle manually renders the determination. In addition, customers may submit their determination requests by facsimile. The Flood Zone Determination Services system prints flood zone certificates (which describe, among other things, whether the subject property is located inside or outside of an SFHA), certain disclosure notices, and, for some customers, flood insurance policy rating information for flood insurance policies placed through PMSIS and, in most cases, with GPIC. Pinnacle offers life of loan services whereby Pinnacle will automatically notify its customers of changes in the SFHA status of properties in their mortgage loan portfolios. Life of loan service is available during the term of the customer's agreement with Pinnacle, or throughout the term of the loan, depending upon the fee paid for the life of loan service.

  Real Estate Tax Services

    Since September 1997, the Company has provided Real Estate Tax Services to Servicers on a nationwide basis. In order to prevent the placement of a lien for unpaid real estate taxes on real property which is the collateral for a loan, Servicers generally have a need to monitor whether real property taxes are paid to the taxing authority when due. In many cases Servicers require borrowers to pay to the Servicer a portion of real property taxes with each mortgage loan payment. The Servicer holds such funds in escrow and then remits them to the appropriate taxing authority when due. The Company provides Servicers with outsourcing services for real property tax related tasks usually performed by the Servicers for both Escrowed Loans and non-Escrowed Loans. Such services include identification of applicable taxing authorities, research regarding real estate parcel identification numbers, for escrowed loans, disbursement of funds by check or electronic funds transfer and transmission of electronic data, tax bills and tax listings to taxing authorities, and, for non-Escrowed Loans, searching records of taxing authorities to determine whether real estate taxes are delinquent. The Company has begun offering to perform, for a fee, certain additional tasks now performed by its customers, referred to as "Tax Outsourcing".

  Tracking and Outsourcing Services

    The Company, through PMSIS and Fastrac, provides its Tracking and Outsourcing Services to financial institutions located throughout the United States and Canada. The tracking system utilizes Company-developed special-purpose, proprietary software and database systems to provide multiple tracking features for mortgages, motor vehicle and personal property loan and motor vehicle lease portfolios, as well as for REO properties. The Tracking and Outsourcing Services may be customized to meet the specific needs of each customer and provide automated insurance tracking and data processing services, such as tracking of whether or not insurance is in force, ordering and canceling lender-placed and/or REO insurance coverage, and accounting for multiple premium transactions. Outsourcing performed by PMSIS and Fastrac includes opening customers' inbound mail, inputting insurance information relating to the tracked collateral into the Company's database and receiving that information from insurance companies by electronic data interchange ("EDI"), making and receiving telephone calls for clients and sending correspondence to customers of the Company's clients, and disbursing Escrowed Loans insurance premiums on behalf of the Company's clients to insurance companies. In addition, the Company's customers have online real-time access to their data and information in the Company's database. Customers who process their own insurance transactions may access the computer system of PMSIS and Fastrac to order lender-placed insurance or REO insurance. See "Business-- Insurance Products - Lender-Placed Insurance". The Company believes its Tracking and Outsourcing Services enable financial institutions to track insurance coverage more efficiently and accurately and to reduce their internal labor costs.

  Competition

    The flood zone determination business is highly competitive. The major competitors known to management include Transamerica Flood Hazard Certification, First American Flood Data Services, Inc., Geotrac, Palma-Lazar & Ulsh, Inc., Lereta Corporation, National Flood Certification Services, Inc., National Flood Information Services and Flood Zones, Inc. Management believes that the most significant factors affecting competition are speed and responsiveness of service, accuracy, breadth of geographical area covered, price and financial strength. The Company believes it competes favorably with respect to these factors.

    The real estate tax services business is also highly competitive. The major competitors in the real estate tax services business include Transamerica Real Estate Tax Service, First American Real Estate Tax Services and Lereta Corporation. Management believes that the most significant factors affecting competition are speed and responsiveness of service, accuracy, breadth of geographical area covered, price and financial strength. The Company believes it competes favorably with respect to these factors.

    The insurance tracking and outsourcing industry is also highly competitive. The major competitors in the insurance tracking and outsourcing industry include American Security Insurance Group, ZC Sterling Corporation, Balboa Life and Casualty and Insureco Inc. Management believes that the most significant factors affecting competition are speed, accuracy and responsiveness of service, price and financial strength. The Company believes it competes favorably with respect to these factors.

INSURANCE PRODUCTS

    The Company provides the following specialized insurance products to its Tracking and Outsourcing Services and Flood Zone Determination Services customers, other financial institutions and insurance agents and brokers. Insurance products contributed 44.5% of consolidated revenues in 1997. See Note 23 to Notes to Consolidated Financial Statements.

  Lender-Placed Insurance

    Lender-placed insurance is purchased by financial institutions when their borrowers, whose loans are secured by real property or personal property (primarily motor vehicles), fail to provide the financial institutions with adequate evidence of fire and certain allied perils insurance covering improvements to real property or physical damage insurance on personal property, as the case may be. The financial institutions pay insurance premiums to GPIC and ordinarily are entitled to reimbursement of the premiums paid from their borrowers in accordance with the terms of their loans. In the Company's experience, approximately 64% to 68% of lender-placed insurance coverage terminates or is canceled within a year of the date the policy is issued.

    GPIC also offers REO insurance to financial institutions for properties on which they have foreclosed. REO insurance is generally issued for thirty (30) day periods, and provides coverage similar to the coverage provided under lender-placed policies. REO insurance premiums may be higher than lender-placed premiums because of the higher risks involved in insuring REO property, which is often vacant.

    Financial institutions ordinarily require immediate coverage for lender-placed and REO insurance, but generally do not have readily available underwriting information on the subject risk. Due to the lack of underwriting information, GPIC usually calculates its premiums on flat rates, and covers almost all improvements on real properties, vehicles or other personal property submitted by financial institutions within predesignated limits and territories. See "Business -- Insurance Operations--Underwriting". This method, while commonly used by lender-placed insurers, is unusual in the property and casualty insurance industry which traditionally underwrites each risk on an individual or class basis. GPIC may terminate relationships with financial institutions and insurance agents and brokers which request coverage for properties, vehicles or other personal property that have significantly higher-than-average risks or for other reasons. When an insurance policy is canceled for any reason, GPIC is required to refund, at a minimum, an unearned premium calculated pursuant to applicable statutes or regulations.

    GPIC's primary customers for lender-placed and REO insurance are mortgage bankers and financial institutions which provide mortgages on one-to-four unit dwellings, apartment buildings and commercial buildings. The net premiums earned by GPIC on one-to-four unit dwellings accounted for approximately 79% of GPIC's lender-placed and REO insurance for fiscal years 1993 through 1997.

    GPIC also offers lender-placed motor vehicle and personal property physical damage insurance products to financial institutions with loans secured by motor vehicles or personal property. The insurance and service needs of such financial institutions are similar to the needs of financial institutions with loans secured by real property. These financial institutions are serviced primarily on an Outsourcing basis.

    GPIC also underwrites motor vehicle physical damage insurance through an unaffiliated general insurance agent. These policies are sold to the general public through insurance agents and brokers. The rates charged for this type of insurance are higher than usually charged in the standard automobile insurance market.

    GPIC writes lender-placed and REO insurance on a direct basis in 48 states and the District of Columbia. GPIC assumed some of the risk and premium on lender-placed and REO insurance in the other states by being the primary reinsurer on such business generated by PMSIS. See "Business - Insurance Operations - Insurance Agency Operations".

  Flood Insurance

    In 1987, the Company entered into an agreement with the Federal Insurance Administration of FEMA enabling GPIC to issue flood insurance polices in the Write Your Own Program ("WYO Program"). Under the WYO Program, insurance companies are authorized by FEMA to write flood insurance, and 100% of each risk is ceded to FEMA. GPIC receives a commission based upon a percentage of premium for each policy it writes under the WYO Program. GPIC provides its flood insurance policies under the WYO Program to customers who utilize the Flood Zone Determination Services of Pinnacle and the Tracking and Outsourcing Services of PMSIS and through insurance agents and brokers.

  Competition

    GPIC's major competitors in the highly competitive lender-placed insurance industry include the major competitors of PMSIS in the insurance tracking and outsourcing industry. See "Business - Information Services -Competition". The flood insurance business is also very competitive and is serviced by approximately 100 WYO carriers and other carriers offering flood insurance products that are underwritten by private carriers, many of which competitors have greater financial, marketing and other resources than GPIC. Management believes that the most significant factors affecting competition in the specialized insurance industry include speed and responsiveness of service, breadth of insurance coverage and services offered, amount of commissions paid and price. The Company believes it competes favorably with respect to these factors.

INSURANCE OPERATIONS

  Insurance Agency Operations

    PMSIS is a general insurance agent for GPIC and other insurance companies. PMSIS has entered into agency agreements to sell lender-placed and REO insurance in the states where GPIC does not write insurance on a direct basis. These other insurance companies are not affiliated with the Company. They are Empire Fire and Marine Insurance Company, covering New Hampshire, and Universal Underwriters Insurance Company, covering New York. Under PMSIS agreements, the unaffiliated insurance companies pay PMSIS commissions for policies sold. These agency agreements allow PMSIS to initiate and maintain relationships with customers and to continue these relationships following termination of the agency agreements. PMSIS also markets flood insurance policies on behalf of GPIC and other WYO Program insurance companies.

    PMSIS is currently licensed and regulated as an insurance agent and broker in California and as a nonresident insurance agent and/or broker in 31 other states, and the District of Columbia, with licensing pending in one other state. In 17 other states, PMSIS transacts insurance services through licensed agents who are officers and employees of PMSIS. See "Business - Regulation".

  Underwriting

    Insurance companies traditionally underwrite risks individually or by class. Since financial institutions usually do not have the underwriting information traditionally required by many insurance companies to issue fire or personal property physical damage insurance at the time that financial institutions require insurance coverage, GPIC, like many of its lender-placed insurance competitors, insures for a flat premium rate coverage for almost all property within predesignated limits and territories without the application of underwriting criteria to individual risks. GPIC determines its flat premium rate based on its underwriting experience and knowledge of the industry in which it operates. GPIC uses actuaries to determine such premium rates only where mandated by law or regulations. Accordingly, GPIC may be insuring individual risks that it might not have insured if it had information obtained in the traditional underwriting process. The motor vehicle physical damage insurance written through an unaffiliated general agent is underwritten using more traditional methods of underwriting.

  Policies and Endorsements

    For its lender-placed insurance products, GPIC uses its own policy language, the policy language of companies it represents as an agent, and the policy language required by applicable law or regulation, together with forms extending coverage and lender loss-payable forms giving financial institutions certain rights. GPIC customizes its policy language and forms to meet the specific needs of its customers. GPIC has also developed some special endorsements, including one which provides that some lender-placed insurance is in excess of other insurance. In many states the policy forms and rates charged must be filed with the insurance regulatory agency of the state and such filing may be subject to approval or disapproval by that regulator before the form or rate can be used.

    The maximum limit of GPIC's insurance coverage overall is generally $3 million per property location for lender-placed insurance, $500,000 per location for REO insurance, $100,000 per vehicle for lender-placed physical damage insurance and $50,000 for the motor vehicle physical damage written through an unaffiliated general agent. In certain cases, GPIC grants its customers a higher maximum limit and, additionally, GPIC may underwrite risks outside of predesignated limits and, in some cases, may use underwriting information furnished by financial institutions, but, to date, such underwritten risks have not represented a material portion of GPIC's net premiums earned. For flood insurance, GPIC uses policy language, coverage limits and rates provided by FEMA.

  Insurance Operating Ratios

    The underwriting experience of insurance companies is traditionally measured by the statutory "combined ratio". The combined ratio, calculated on a SAP (Statutory Accounting Principles) basis, is the sum of: (i) the ratio of losses and LAE (loss adjustment expenses) incurred to net premiums earned (the "loss ratio"); and (ii) the ratio of the underwriting and operating expenses, exclusive of deferred acquisition costs, to net premiums written (the "expense ratio"). The approximate SAP underwriting profit (loss) is reflected by the extent to which the combined ratio is less (indicating profit) or greater (indicating loss) than 100%. The following table shows, for the periods indicated, GPIC's loss ratio, expense ratio and combined ratio.


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                   1993     1994     1995     1996      1997
                                                   -----    -----    -----    -----    -----
Loss ratio...................................       38.5%    37.8%    35.5%    30.0%    34.0%
Expense ratio................................       53.4%    55.7%    66.6%    61.2%    63.1%
                                                   -----    -----    -----    -----    -----
Combined ratio...............................       91.9%    93.5%   102.1%    91.2%    97.1%
                                                   =====    =====    =====    =====    =====
Property and casualty industry
   combined ratio (fire) (1).................      111.7%   109.2%   107.6%    96.5%      --
                                                   =====    =====    =====    =====    =====

(1) Based on property and casualty insurance industry statistics (fire) published by A.M. Best Company as of December 31, 1996. Industry statistics for 1997 are not available from A.M. Best Company as of the date of this report. The Company does not currently write any casualty insurance.

    The increase in the combined ratio from 1996 to 1997 was primarily due to an increase of the loss ratio from 30% to 34% which was the result of an increase in the number and average size of claims. The average loss per new claim reported increased from $5,513 in 1996 to $7,693 in 1997. The number of new claims increased from 726 reported in 1996 to 843 reported in 1997.

    The premium-to-surplus ratio of an insurance company measures the relationship of net premiums written in a given period (direct premiums written plus reinsurance assumed less returned premiums and reinsurance ceded to other carriers) to surplus (admitted assets less liabilities), all determined on a SAP basis. There are no regulations in California requiring maintenance of any particular premium-to-surplus ratio. However, regulatory authorities regard this ratio as an important indication of an insurance company's ability to withstand abnormal loss experience and prefer to see a ratio of not more than a ratio of 3-to-1 of net written premium to surplus. GPIC's premium-to-surplus ratio for the periods indicated are shown in the following table.


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                  1993      1994      1995       1996      1997
                                                  ----      ----      ----       ----      ----
   Net premiums written to surplus ratio......     1.0       0.8       0.6        0.5       0.8
   Property and casualty industry average(1)..     1.3       1.1       1.0        1.0        --

(1) Based on property and casualty insurance industry statistics published by A.M. Best Company as of December 31, 1996. Industry statistics for 1997 are not available from A.M. Best Company as of the date of this report. The Company does not currently write any casualty insurance.

    The increase in net premiums written to surplus ratio from 1996 to 1997 was primarily the result of an increase in net written premiums in 1997 over 1996.

  Loss and LAE Reserves

    GPIC is required to maintain adequate reserves for the payment of anticipated eventual losses arising from claims which have been reported to it and claims which have been incurred but not yet reported. A loss and LAE reserve is established in an amount estimated by GPIC to be sufficient to cover its costs of settling claims. The amount of this reserve is usually based upon management's experience with similar losses and, when available, the report of an outside adjuster. In addition, a reserve account is established to cover claims for losses that have been incurred but are not yet reported in an amount estimated by GPIC to be sufficient to cover its costs of unreported losses. The amount of this reserve is based upon statistical analyses and historical trends. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available to them. As additional experience and other data become available and are reviewed, estimates and judgments may be changed which result in adjustments in operating results for the period in which such changes are made. Unlike many other types of losses, such as liability losses, losses relating to lender-placed, REO, flood and motor vehicle physical damage insurance are usually known and reported to an insurance carrier promptly; the amount of the loss is usually easier to determine promptly than other types of insurance losses, and claims are usually settled without prolonged litigation, meaning that the risks are "short-tailed". As a result, more timely information is usually available to calculate and evaluate the adequacy of reserves for known and unreported claims than with many other lines of insurance.

  Investments

    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, deposits in regulated banks, savings and loans and other federally insured institutions, real estate mortgages and real estate. As of December 31, 1997, the Company had $29 million of investment assets. GPIC held approximately $25 million of those investments.

    The Company's investment policy is determined by the Company's Board of Directors and is reviewed on a quarterly basis. Pursuant to its investment policy, the Company concentrates, for the most part, its investments in certificates of deposit, treasury securities and state and municipal issued securities. GPIC also maintains a large portion of its investments in short-term instruments in order to maintain the ability to fund large losses of GPIC's insureds, should they occur.

    The following tables reflect the investments of the Company (dollars in thousands). The table set forth below reflects the average amount of investments, income earned and annualized yield thereon for the three (3) years ended December 31, 1997.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1995        1996         1997
                                                       ------     ------      -------
    Average investment.............................    $38,080     $34,888      $30,711
    Net investment income..........................      2,042       1,975        1,839
    Average annualized yield.......................        5.4%        5.7%         6.0%

    The following table summarizes by type, the investments of the Company as of December 31, 1997 (dollars in thousands). With the exception of equity securities and certain debt securities, the Company's investments are either insured by the Federal Deposit Insurance Corporation or have one of the top three designations from the National Association of Insurance Commissioners ("NAIC"), which correspond to an "investment grade" rating.


                                                                     PERCENT
                                                         AMOUNT      OF TOTAL
                                                         -----      --------
    Short-term investments............................  $2,726         9.4%
    Certificates of Deposit...........................   9,928        34.5%
    U.S. Government-backed securities.................   1,859         6.4%
    Obligations of states and municipalities..........   8,907        30.9%
    Corporate Bonds...................................   1,193         4.1%
    Equity securities.................................   4,200        14.6%
    Mortgage-backed securities........................      36         0.1%
                                                       -------       -----
             Total investments........................ $28,849       100.0%
                                                       =======       =====

    The table set forth below indicates the expected maturity distribution of GPIC's fixed income securities and short-term investments as of December 31, 1997 (dollars in thousands).

                                                                   PERCENT OF
                                                         AMOUNT     PORTFOLIO
    One year or less...................................$  9,467        39.7%
    One year to five years.............................  12,664        53.1%
    Six years to ten years.............................   1,697         7.1%
    More than ten years................................      36         0.1%
                                                       --------       -----
             Total fixed income securities and
             short-term investments                    $ 23,864       100.0%
                                                       ========       =====

  Reinsurance

    In order to limit the maximum losses for which it might otherwise be solely responsible under its policies, GPIC arranges for the payment of a portion of the premiums it receives to other insurance companies pursuant to a series of treaties of reinsurance in return for reinsurance to protect against losses in excess of certain limits. The amount of potential exposure which is not reinsured is referred to as GPIC's "retention". GPIC pays treaty reinsurers a percentage of net premiums written and/or earned to cover reinsurance costs.

    Subject to certain limitations, in 1997 GPIC retained on non-flood insurance, and in 1998 retains, the first $500,000 of each risk and reinsures the rest up to a maximum $2.0 million per risk. This per risk excess reinsurance is provided in one layer and is subject to a maximum reinsurer's liability arising out of any one event of $4 million in the aggregate. The reinsurance contract has a one (1) year term. GPIC also purchases catastrophic reinsurance, under which GPIC is protected against an accumulation of losses arising out of any one event up to $12.5 million in excess of the initial $2.5 million of losses which GPIC incurs. The first layer of catastrophic reinsurance covers 95% of the first $2.5 million in excess of $2.5 million for each occurrence, with a maximum of 95% of $5.0 million for all losses during the term of the contract. The second layer covers 95% of the next $5.0 million over $5.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. The third layer of catastrophic reinsurance covers 95% of the next $5.0 million in excess of $10.0 million for each loss occurrence, subject to a maximum of 95% of $15.0 million for all losses during the term. Each of the catastrophic reinsurance agreements has a one (1) year term. GPIC from time to time purchases another form of reinsurance called "facultative reinsurance" for an individual policy or group of policies to protect GPIC and its treaty reinsurers from certain risks or when the amount of insurance exceeds the maximum amount covered under various reinsurance treaties. GPIC negotiates the cost of facultative reinsurance on a case-by-case basis. Flood insurance issued by GPIC is reinsured by an agency of the federal goverment.

    The purchase of reinsurance does not relieve GPIC of liability for the full amount of loss in the event the reinsurer fails or refuses to pay the reinsured portion. To date, GPIC has collected full reinsurance reimbursement on all claims submitted to its reinsurers. During 1995, GPIC ceded non-flood insurance losses of $6,600 to reinsurers related to losses that occurred in 1992. There were no losses ceded to reinsurers in 1996 or 1997 on non-flood insurance policies. In 1996 and 1997, GPIC paid 4.9% and 4.0%, respectively, of its earned premiums for its excess and catastrophic reinsurance treaties.

REGULATION

  Regulation in General

        Pinnacle's operations are generally not subject to regulation by any government agency. Certain rules relating to issuing flood zone determination certificates are contained in the Code of Federal Regulations. FEMA generally oversees the enforcement of such regulations; however, neither FEMA nor any other government agency directly regulates the activities of Pinnacle.

     The operations of PinTax are generally not subject to regulation by any government agency. PinTax interacts regularly with taxing authorities in various jurisdictions and, in many cases, in order to obtain the information required to carry out its operations, PinTax must comply with the rules and regulations promulgated by such taxing authorities. However, neither such taxing authorities nor any other government agency directly regulates the activities of PinTax.

    GPIC is subject to regulation by government agencies in California, its state of domicile, and in the remaining states in which it transacts insurance. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically, among other things, involves prior approval of the acquisition of "control" of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risk which may be insured by a single company, licensing of insurers and their agents, deposits of securities for the benefit of policyholders, approval of policy forms, methods of accounting, establishing reserves for losses and loss adjustment expenses and filing of annual report financial statements and other reports with respect to the financial condition of the insurer and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders. The following represent the more significant insurance regulatory requirements which are or will be imposed on GPIC and its affiliates.

  Licensing in Other Jurisdictions

    In order to issue policies on a direct basis in a state, GPIC either: (i) must be licensed by such state and usually must have its rates and policy forms approved by such state's insurance regulator; or (ii) under certain circumstances, such as dealings initiated directly by citizens or placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and/or policy forms approval. GPIC currently is licensed to write insurance in the following 46 states and the District of Columbia:


Alabama              Indiana               Missouri              Rhode Island
Alaska               Illinois              Montana               South Carolina
Arizona              Iowa                  Nebraska              South Dakota
Arkansas             Kansas                Nevada                Tennessee
California           Kentucky              New Jersey            Utah
Colorado             Louisiana             New Mexico            Virginia
Connecticut          Maine                 North Carolina        West Virginia
Delaware             Maryland              North Dakota          Washington
Florida              Massachusetts         Ohio                  Wisconsin
Georgia              Michigan              Oklahoma              Wyoming
Hawaii               Minnesota             Oregon
Idaho                Mississippi           Pennsylvania



In addition, GPIC is authorized to write insurance in Texas and Vermont on a surplus lines basis.

    GPIC is in the process of obtaining requisite approvals to write insurance on a direct basis in New Hampshire. PMSIS (or, as to some states, at least one of PMSIS's officers) must be licensed in any state in which it operates. PMSIS is currently licensed in California and as a nonresident insurance agent and broker in 31 other states and the District of Columbia with licensing pending in one other state. PMSIS is subject to laws and regulations and is regulated by the insurance commissioner in each state in which it conducts its insurance agency or brokerage business.

  Restrictions on Dividends Payable by GPIC to the Company

    As a nonoperating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, principally GPIC and Pinnacle. GPIC is subject to laws and regulations which restrict its ability to pay dividends. GPIC must report to the California Department of Insurance (the "Department") all dividends and other distributions to shareholders within five business days following declaration. No dividend or other distribution to shareholders may be paid until at least ten business days after receipt by the California Insurance Commissioner (the "Commissioner") of such notice. Moreover, GPIC may not pay any extraordinary dividend or make any other extraordinary distribution to its shareholders until thirty days after receipt by the Commissioner of a Notice of Declaration thereof and, within such period, the Commissioner has not disapproved such payment. The interim period will allow the Department to issue an order stopping payment of the dividend if, in the Department's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public. An extraordinary dividend or distribution, is any dividend or distribution which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of either:

    (i) 10 percent of GPIC's policy holder surplus as of the previous December 31, or

    (ii) The net income of GPIC, for the twelve month period ending the previous December 31.

    California law further prohibits the payment of dividends without prior approval of the Department unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement. Dividends may not be declared out of: (i) earned surplus derived from the mere net appreciation in the value of the assets not yet realized; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders is: (i) reasonable in relation to its outstanding liabilities, (ii) adequate to the insurer's financial needs, and (iii) the Department's prior approval is obtained.

  Restrictions on Transactions Among Affiliates of GPIC

    In addition to the dividend payment restrictions set forth above, California law has three additional methods of regulating an insurance company's relationships and transactions with its affiliates. The first is the requirement that an insurer file and keep current a "Form B" registration statement identifying the affiliated members of the insurer's holding company system and disclosing the agreements in force, relationships existing and transactions outstanding between the insurance company and its affiliates. The matters that must be reported in the registration statement include all types of financial transactions, transactions not in the ordinary course, the insurer's guarantee of affiliate obligations, management agreements, service contracts and cost-sharing agreements, tax allocation agreements, reinsurance agreements, stock pledges, dividends and distributions. An insurer's registration statement must be filed annually. In addition, the registration statement must be updated on a monthly basis to disclose any reportable transaction that occurred in the prior monthly period. The second method of regulating transactions between an insurer and its affiliates is the requirement that the insurer give the California Insurance Department not less than thirty days' prior written notice of certain types of transactions, with the Department having the right to disapprove the transaction during the notice period. The third method is the requirement that the Insurance Commissioner be notified within thirty days of any investment by the insurer in another corporation if such would cause the total investments in that company by all members of the insurer's holding company system to exceed ten percent of the other company's voting securities.

  Risk-Based Capital Rules

    The National Association of Insurance Commissioners ("NAIC") has adopted a formula to calculate Risk Based Capital ("RBC") of property and casualty insurance companies and adopted an RBC model for property and casualty insurance companies.

    Companies having statutory surplus less than that determined necessary by the RBC model will likely be required to adequately address certain risk factors (underwriting risk, investment risk and other off-balance sheet risk) and will be subject to varying degrees of regulatory intervention, depending upon their level of capital inadequacy. The RBC model for the 1997 annual statement did not indicate an impairment of GPIC's measurement of capital adequacy.

  Membership in Insolvency Funds and Associations

    Most states require property and casualty insurance companies to become members of insolvency funds or associations which generally protect policyholders against the insolvency of insurance companies writing business in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies. The maximum contributions required by law in any one (1) year have varied between 1% and 2% of annual premiums written by a member in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. GPIC is required to participate in such insolvency funds and associations and contributed $23,056 in 1996 and $1,179 in 1997 to such funds and associations.

    GPIC is also required to participate in various mandatory insurance facilities or to participate in funding mandatory pools. These include individual state facilities such as the state FAIR Plan Associations. GPIC made certain significant contributions to the California FAIR Plan Association in 1996 and 1997. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

 Insurance Regulation Concerning a Change in or the Acquisition of Control of an Insurance Company

    GPIC is a property and casualty insurance company organized under the laws of the State of California. The California Insurance Code provides that any acquisition or change in "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Commissioner of Insurance. Control is defined to mean the power to direct or cause the direction of the management and policies of the insurer through the ownership of voting securities or by contract. A presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Any person who purchases shares of the common stock of the Company which, when combined with all other voting securities owned or otherwise controlled by that person, total 10% or more of the voting securities of the Company, will be deemed to have become a controlling person of GPIC. Any purchase resulting in such an acquisition of control of GPIC would require prior action by the California Commissioner of Insurance.

MARKETING

    The Company's information services and insurance products are marketed nationwide and in Canada by its sales and marketing staff. Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

    Most of the Company's sales personnel sell and market the Company's full line of services and products, although most of the Company's sales efforts until recently had focused on the marketing of the Flood Zone Determination Services. In addition to a base salary, the direct sales personnel are compensated by commissions based, for the most part, on a percentage of revenues generated. Management works closely with its sales personnel to customize its products and services to meet the needs of its customers. The Company uses direct mail and select advertising to augment its sales efforts. The Company has an Internet site with an address of www.naig.com.

SIGNIFICANT CUSTOMERS

    In 1997, Advanta Mortgage Corp. accounted for 11.8% of consolidated revenues of the Company. During the second half of 1997 the Company received notice that Advanta Mortgage Corp. and one other customer would not renew their hazard tracking, outsourcing and lender-placed insurance contracts. Such customers accounted for 7.3% of consolidated revenues in 1995, 11.2% in 1996 and 18.8% in 1997. Management believes that the decrease in revenue due to the loss of these customers may be delayed and offset, in part, by changes in certain reserves potentially arising from the customers' departures, and additional business from new and existing customers. The decrease in revenue will also be delayed by the rate at which the unearned premium for such customers is earned over the year 1998. The Company is presently unable to estimate the amount of such offsets, which are dependent upon numerous factors, including, without limitation, the general health of the mortgage banking and vehicle financing industries; interest rates, general economic conditions, the realization of expected new business from new and existing customers and other factors. The loss of such customers may affect adversely the results of operations and earnings of the Company in 1998. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

    As of December 31, 1997, the Company employed approximately 621 persons. The Company has never experienced a work stoppage, and at present, no employee is known by management to be represented by a labor organization. The Company considers its employee relations to be good.

BUSINESS SEGMENT DATA

    The principal industry segments in which the Company operates are information services and insurance products. Information on revenue, identifiable assets, capital expenditures, and depreciation and amortization by segment appears in Note 23 of Notes to Consolidated Financial Statements.

ITEM 2.    PROPERTIES

    The Company leases its principal offices located in South San Francisco, California which are used as the Company's headquarters and as the primary operations center for GPIC, PMSIS, Fastrac, and Pinnacle. In addition the Company leases space in Concord, California and Tucson, Arizona, which is currently used by Pinnacle primarily for making manual flood zone determinations. The Company leases space in Springfield, Ohio which is used by Fastrac with respect to its motor vehicle insurance tracking and outsourcing operations. The Company leases space in Vienna, Virginia and Warwick, Rhode Island, which is used as the primary operations centers of PinTax. The Company also leases other sales and service offices.

ITEM 3.    LEGAL PROCEEDINGS

    The Company is routinely a party to litigation incidental to its business, as well as other litigation. While the ultimate results of such litigation cannot presently be determined on the date of this Report, management believes that no individual item of pending litigation or group of similar items of pending litigation is likely to have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1997.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages as of March 25, 1998, are set forth below. Except for Mr. Bergstrom, Mr. Gauer, and Mr. Padilla the following hold the indicated office with respect to National and each of the Subsidiaries.



           Name             Age                     Position with National
           ---             --                     ----------------------
Mark A. Speizer.........     54     Chairman of the Board and Chief Executive Officer
Bruce A. Cole...........     50     President
Robert P. Barbarowicz...     51     Executive Vice President, General Counsel and Secretary
Gregory S. Saunders.....     35     Executive Vice President, Treasurer and Chief Financial Officer
Douglas H. Helm.........     56     Executive Vice President, Business Development and Strategic
                                    Marketing
George R. Jump..........     47     Executive Vice President, Sales
Gunnar Bergstrom........     34     Executive Vice President of PinTax
Gerry L. Gauer..........     33     Executive Vice President of Pinnacle
Larry Padilla...........     48     Executive Vice President of Fastrac and PMSIS

    MR. SPEIZER, a co-founder of the Company, has served on the Board of Directors of National since its inception. Since July 1996, Mr. Speizer has served as Chairman of the Board and Chief Executive Officer of the Company. Between November 1986 and October 1995, Mr. Speizer served as Chairman of the Board and Chief Executive Officer of National, and between June 1995 and October 1995 served as President of National. Between 1972 and October 1995, Mr. Speizer also served in various executive level capacities and as a Director and Chairman of the Board of the Subsidiaries.

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

    MR. SAUNDERS joined the Company in March 1997 as Executive Vice President, Treasurer and Chief Financial Officer of the Company. From 1990 to 1997, Mr. Saunders held several senior management positions at Transcisco Industries, Inc., including Vice President and Chief Financial Officer. From 1985 through 1988, Mr. Saunders served in various financial management capacities at PLM International, Inc., including Controller of PLM Transportation Equipment Management, Inc. Prior to 1985, Mr. Saunders held finance and system analytical positions at American Express Company, Inc. and Control Data Business Advisors, Inc.

    MR. HELM was elected Executive Vice President, Business Development and Strategic Marketing in May 1997. From July 1995 to May 1997, Mr. Helm was President and Chief Executive Officer of the Property/Casualty Division of InsWeb Corporation. From 1989 to 1995, Mr. Helm was Executive Vice President, Sales and Marketing of the Company. Mr. Helm held a variety of executive offices and management positions in the insurance industry from 1970 to 1997.

    MR. JUMP was elected Executive Vice President, Sales in November 1997. Mr. Jump assumed responsibility for the sales area of the Company in February 1998. Mr. Jump joined the Company in 1993 and had served as a Vice

President and Senior Vice President of Sales of the Company's subsidiaries from 1993 to 1997. Prior to joining the Company, Mr. Jump was the Vice President, Marketing of American Security Group from 1980 to 1993.

    MR. BERGSTROM was elected Executive Vice President and General Manager of PinTax in September 1997. From 1996 to 1997, Mr. Bergstrom served with Chicago Title & Trust Company in their Mergers, Acquisitions and New Business Development Unit. Prior to 1996, Mr. Bergstrom served as Executive Vice President of ARTS-VA and ARTS-NY.

    MR. GAUER was elected Executive Vice President and General Manager of Pinnacle in November 1997 and served as Senior Vice President and General Manager of Pinnacle since July 1996. From August 1995 through July 1996, Mr. Gauer was a consultant and temporary employee of Pinnacle Data Corporation. From 1994 through August 1995, Mr. Gauer was self employed as a financial consultant. Mr. Gauer was Operations Manager for Foster Ousley Conley, a nationwide appraisal firm, from 1992 until 1994, where he managed customer service, production and human resources functions as well as facilities management. In such capacity he managed a staff, including professional appraisers, productions managers, supervisors and processors.

    MR. PADILLA joined Fastrac Systems, Inc. and PMSIS in June 1996 as Senior Vice President and General Manager and was elected as Executive Vice President and General Manager in November 1997. From May 1994 until May 1996, Mr. Padilla was Senior Vice President and Director of Loan Administration at First Interstate Bank. Mr. Padilla was First Vice President at Great Western Bank from May 1990 to May 1994. Prior to May 1994 Mr. Padilla held various executive positions with other financial institutions.

    The executive officers serve at the discretion of the Board of Directors of the Company. Mr. Speizer and Mr. Cole have each entered into employment agreements with the Company for a three year term commencing July 11, 1996. Mr. Speizer's and Mr. Cole's employment agreements each provide, among other things, that during the term of the employment agreements the Board of Directors may terminate Mr. Speizer's or Mr. Cole's employment only upon written notice for cause. Cause is defined as a conviction of a felony or a finding of liability based on intentional tortious conduct consisting of a breach of fiduciary duty relating to his performance as an officer and/or director of the Company. In addition, Mr. Cole's employment agreement provides that if the Company terminates Mr. Cole for reasons other than for cause, the Company shall pay Mr. Cole, in a single payment payable upon termination, an amount equal to (i) his unpaid base salary for the remainder of the three year term, (ii) the undiscounted remaining costs to provide the benefits provided in the employment agreement for the remainder of the three year term, such as the cost of Mr. Cole's membership and participation in professional associations, a $1,000 per month motor vehicle allowance and premiums for certain insurance, including a $1 million life insurance policy, and (iii) any unpaid bonus from the previous year plus any bonus payable pursuant to any bonus plan then in effect.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    National's Common Stock trades on the Nasdaq Stock Market under the symbol "NAIG". The following table sets forth the high and low sale prices for the Common Stock and cash dividends declared for the periods indicated.

                                               COMMON
                                             STOCK PRICE      CASH DIVIDENDS
                                             ----------       DECLARED PER
                                             HIGH    LOW          SHARE
                                             ---    --          -----
1996
    First Quarter                          $ 7.13 $ 5.50          $0.00
    Second Quarter                           7.25   5.25          $0.00
    Third Quarter                            7.38   5.63          $0.00
    Fourth Quarter                           6.88   4.38          $0.00

1997
    First Quarter                          $ 7.75 $ 4.25          $0.00
    Second Quarter                           8.00   6.13          $1.08
    Third Quarter                           11.13   6.38          $0.11
    Fourth Quarter                          10.88   8.00          $0.11


    The average of the last closing bid and ask prices of the Common Stock, as reported on the Nasdaq National Market System on March 26, 1998, was $9.75 per share. As of March 26, 1998, there were approximately 700 holders of the Common Stock.

    The Companies' Boards of Directors meet quarterly to consider the payment of cash dividends based upon, among other things, an analysis of each Companies' financial performance.

    As a non-operating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, including GPIC. GPIC, consistent with other insurance companies, is subject to laws and regulations which restrict its ability to pay dividends. Under California law, the maximum amount of dividends that GPIC may pay National in any twelve (12) month period without prior regulatory approval is the greater of either: (i) the net income (excluding capital gains and losses) for the preceding calendar year; or (ii) 10% of policyholder surplus as of the previous December 31. For the year ended December 31, 1997, the maximum dividend permitted to be paid in 1998 by GPIC to National is limited to approximately $2.5 million without prior consent of the Commissioner. See "Business - Restrictions on Dividends by Insurance Subsidiary". In addition, insurers are required to report dividends within five
(5) days of declaration and at least ten (10) days prior to payment. The interim period will allow the Commissioner to issue an order stopping payment of the dividend if, in the Commissioner's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public.

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

    The Company believes that the restrictions on the payment of dividends in California will not significantly affect the Company's ability to pay dividends in accordance with its current dividend policy. In addition, the Company believes that the implementation of the restrictions will not have any significant effect on National's liquidity.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain historical selected consolidated financial data of the Company which has been derived from the audited consolidated statements of the Company for and as of the end of each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997.

    The following information should be read in conjunction with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                      1993           1994            1995            1996           1997
                                                    --------       --------        --------        --------       --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
    Net premiums written........................    $ 22,549       $ 20,036        $ 14,956        $ 12,636       $ 20,501
                                                    ========       ========        ========        ========       ========
    Net premiums earned.........................    $ 23,265       $ 20,858        $ 17,020        $ 13,585       $ 19,038
    Real estate information services (1)........      11,693          7,978          10,593          18,499         23,492
    Tracking fees...............................       2,477          3,012           4,786           5,479          7,543
    Net commission income.......................         462          1,103           1,502           1,145          1,166
    Net investment income.......................       1,797          1,836           2,042           1,975          1,839
                                                     -------        -------         -------         -------       --------
         Total revenues.........................      39,694         34,787          35,943          40,683         53,078
                                                     -------        -------         -------         -------       --------
    Loss and LAE ...............................       8,952          7,873           6,044           4,002          6,482
    Commissions paid to nonaffiliates...........       4,989          4,739           4,079           1,954          1,837
    Personnel expenses..........................      12,890         13,677          16,891          18,948         23,127
    All other expenses..........................       7,532          9,096          12,252          14,221         16,930
    Non-recurring expense.......................          --          1,020           4,100              --             --
                                                     -------        -------         -------         -------       --------
         Total expenses (1).....................      34,363         36,405          43,366          39,125         48,376
                                                     -------        -------         -------         -------       --------
    Income (loss) before provision for income
       taxes....................................       5,331         (1,618)         (7,423)          1,558          4,702
    Provision for (benefit from)
       income taxes.............................       1,687           (534)         (2,559)            284          1,436
                                                    --------       --------        --------        --------       --------
    Net income (loss)...........................    $  3,644       $ (1,084)       $ (4,864)       $  1,274       $  3,266
                                                    ========       ========        ========        ========       ========
    Net income (loss) per share (2).............    $   0.85       $  (0.23)       $  (1.04)       $   0.33       $   0.79
    Weighted average common and common
       equivalent shares outstanding (2)........       4,270          4,679           4,679           3,917          4,127
    Dividends per share.........................    $   0.32       $   0.20        $   0.00        $   0.00       $   1.30

BALANCE SHEET DATA
    Total investments...........................    $ 43,008       $ 38,957        $ 37,202        $ 32,573       $ 28,849
    Total assets................................    $ 63,699       $ 55,092        $ 52,096        $ 47,112       $ 66,742
    Total shareholders' equity..................    $ 41,949       $ 37,290        $ 32,881        $ 28,552       $ 27,780

----------
(1) Revenues for real estate information services include revenues in 1997 from PinTax subsequent to the PinTax Acquisition. Total expenses include expenses from PinTax subsequent to the PinTax Acquisition.

(2) Net income (loss) per share is presented as diluted earnings per share. The weighted average shares outstanding includes the number of shares issuable upon exercise of outstanding options as calculated using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    National Insurance Group provides specialized information services through technology, tracking services, outsourcing services and related insurance products to mortgage bankers and financial institutions located throughout the United States.

    The Company's primary sources of revenues are fees billed to customers who use Flood Zone Determination Services, Real Estate Tax Services, premiums and commissions earned from its specialized insurance products, Tracking and Outsourcing Services and investment income. Flood inquiry fees are generated by Flood Zone Determination Services and are based on the number of flood inquiries rendered. The Company provides either one-time flood determinations or higher fee, life-of-loan services where the Company updates the flood determinations over the periods in which the loans are outstanding or over the term of the agreement with the particular customer. Revenues from flood zone determinations are generally related to the volume of mortgage loan originations, both new and refinanced. The Company generates fees on Real Estate Tax Services by charging a fee for each property tracked for tax information. The fees cover services for a one year period, or, for a higher fee, for the life of the loan, where the Company tracks the tax information for its customer during the term of the loan or over the term of the agreement with the particular customer. An additional fee will be generally charged for tax outsourcing. Net premiums written represent direct and assumed premiums generated by GPIC, less premiums canceled or ceded to other insurers, and adjusted for changes in the reserve for return premiums. Net premiums earned represent net premiums written adjusted for changes in unearned premium reserves. Tracking and Outsourcing fees are generated by providing Tracking and Outsourcing Services and are usually based on the number of loans or leases tracked. Net commission income represents commissions received from nonaffiliated insurance companies for lender-placed insurance produced by PMSIS and from the Federal Emergency Management Agency ("FEMA") for flood insurance written by GPIC.

    The Company's insurance products include lender-placed insurance policies which have stated terms of either up to ninety (90) days ("short-term policies") or six (6) months to one (1) year ("longer-term policies"), most of which are longer-term policies. Premiums for longer-term policies are recorded as revenues when earned. The Company's lender-placed and flood insurance policies are canceled at a relatively high rate because they generally remain in effect only until financial institutions receive proof that borrowers have obtained their own insurance. At the time the lender-placed policies are issued, a reserve is established to provide for return of premiums for anticipated cancellations, which has the effect of decreasing net premiums written and earned premiums. Since 1993, the reserve has been established at approximately 64% to 68% of gross premiums written. Premiums are written directly by GPIC or by third party insurance companies in certain states where GPIC is not licensed or where its products are not approved. The following table summarizes premiums written net of cancellations after application of the reserve for return premiums during the periods indicated (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1995        1996       1997
                                                 -------     -------    -------
Gross Premiums Written (net of cancellations)..  $17,127     $15,594    $24,141
Gross Premiums Ceded...........................   (2,171)     (2,958)    (3,640)
                                                 -------     -------    -------
Net Premiums Written...........................  $14,956     $12,636    $20,501
                                                 =======     =======    =======

    The Company's strategy includes expanding its authorization to write premiums on a direct basis and reducing premiums ceded to reinsurers. At the present time, the Company generally retains the first $500,000 of each risk and reinsures the rest up to a maximum of $2.0 million per risk, pursuant to reinsurance arrangements. The Company also purchases catastrophic reinsurance, under which the Company is protected against an accumulation of losses arising out of any one event up to 95% of $12.5 million in excess of the initial $2.5 million of losses which the Company incurs. See "Business--Regulation-- Reinsurance" and Note 17 of Notes to Consolidated Financial Statements for a description of the Company's reinsurance arrangements. The Company remains primarily liable to its policyholders in the event any reinsurer is unable or will not fulfill the obligations assumed under reinsurance. As a result of the cost and availability of reinsurance, in the future the Company may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Company were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Company. This increased exposure could have a material adverse effect on the Company's results of operations.

    During 1995, the Company ceded non-flood insurance losses of $6,600 to reinsurers, and for which it has been fully reimbursed. The Company did not cede any losses to reinsurers in 1996 or 1997 for non-flood insurance losses. The Company seeks to limit its exposure with respect to any failure by a reinsurer to fulfill its obligations by evaluating the financial condition and rating of members of its reinsurance pool (the Company's policy is to purchase reinsurance with U.S. insurers rated in the "A" categories by A.M. Best Company) at the time of such purchase and by diversifying the reinsurance pool.

    Loss and loss adjustment expenses ("LAE") represent losses paid related to insurance underwritten or reinsured by GPIC, adjusted for changes in reserves for losses that are in the course of settlement and losses that have been incurred but not yet reported. Commissions paid to nonaffiliates represent amounts paid to third party agents and brokers, and other producers related to sales of the Company's services and products. Personnel expenses represent salaries, wages, sales commissions and bonuses paid to Company employees and related employee benefits. All other expenses primarily consist of occupancy costs, including office rent and utilities, insurance expenses, equipment maintenance and depreciation, amortization of acquisition costs, sales and marketing expenses, professional services and expenses related to the delivery of products and services such as postage and printing.

    The Company's effective income tax rate was 34%, 18%, and 31% for 1995, 1996 and 1997, respectively, reflecting the 35% federal statutory income tax rate and the net effect of state taxes, less the beneficial effect of tax-exempt investment income earned during the periods. See Note 8 of Notes to Consolidated Financial Statements.

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

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have a material impact on the Company's financial statements.

  Acquisition

    On September 18, 1997, the Company's newly formed PinTax subsidiaries acquired substantially all the assets and assumed certain liabilities of ARTS. The acquisition agreement, dated August 15, 1997, as amended (the "Agreement"), was entered into by and among ARTS, the shareholders of ARTS, the Company and New Arts. As consideration for the acquisition of certain assets of ARTS, New Arts paid $9.8 million in cash, including transaction costs, and agreed to assume certain liabilities of ARTS. Pursuant to the Agreement, if the cash revenue received by the Company on certain contracts of PinTax exceeds certain targets for the twelve months ending April 30, 1998, the Company is required to pay additional consideration of up to $4 million according to a formula as set forth in the Agreement ("Additional Consideration"). Fifty percent of the Additional Consideration may be paid in the form of a three year note bearing interest at eight percent per annum. The remaining fifty percent of the Additional Consideration may be paid in cash. See Note 22 of Notes to Consolidated Financial Statements.

    The PinTax Acquisition was accounted for as a purchase of assets. As of the purchase date, the fair market value of the assets acquired from ARTS was approximately $4.4 million, and the fair market value of liabilities assumed was approximately $7.3 million, including approximately $7 million of deferred revenue related to ARTS' then existing portfolio of loans. The amount of goodwill recorded as of the date of PinTax Acquisition was $12.7 million, which is being amortized over a 25-year period as a result of long standing vendor and customer relationships. Goodwill is classified on the Company's balance sheet under "Intangible Assets".

    The majority of tax service revenues earned by PinTax are from "life of loan" servicing contracts, which require customers to pay an up-front, one-time fee to receive Real Estate Tax Services over the life of a loan. The revenue from

"life of loan" contracts is recognized over the estimated life of the loans in proportion to the amount of expenses incurred to service the real estate property tax tracking on the subject loans. Since the bulk of expenses incurred in providing real estate property tax tracking on the loans occurs in the first year, a majority of the "life of loan" revenue is recognized within the first year of servicing. The remainder of the revenue is amortized in accordance with the estimated rate at which loans are paid off or otherwise are removed from the servicing portfolio. As a result of this revenue recognition policy, PinTax records a deferred revenue reserve on its balance sheet. As of December 31, 1997, deferred "life of loan" tax servicing revenue was approximately $7.0 million. This is approximately the same amount of deferred revenue as of the date of the PinTax Acquisition.

  Year 2000 Compliance

    The Company has considered the potential impact of the year 2000 to its computer systems. Through normal, planned enhancements of existing systems, future development of new systems, and upgrades to operation systems and databases already covered by maintenance agreements, some of the Company's systems are already Year 2000 compliant, and the Company believes that Year 2000 compliance will be achieved prior to December 31, 1998 on the balance of its systems. The Company does not anticipate any significant purchases of specific software or hardware, nor does it anticipate the need to engage outside consultants, to achieve compliance. While management expects some costs associated with compliance, it is anticipated that those costs will not be material. The accounting treatment of costs incurred solely in connection with Year 2000 compliance will be treated as period costs and will be expensed as incurred. The Company's customers and companies and others from which the Company receives data are also dependent upon computer systems. It is out of the Company's control whether such entities are or will be Year 2000 compliant; however, the Company believes that most of them are aware of the issue.

RESULTS OF OPERATIONS

    The following table sets forth certain items as a percentage of total revenues for the periods indicated.

                                                   FOR YEARS ENDED  DECEMBER 31,
                                                   -----------------------------
                                                    1995        1996       1997
                                                   -----       -----      -----
Net premiums earned ...........................     47.4%       33.4%      35.9%
Real estate information services ..............     29.5        45.4       44.2
Tracking fees .................................     13.3        13.5       14.2
Net commission income .........................      4.2         2.8        2.2
Net investment income .........................      5.6         4.9        3.5
                                                   -----       -----      -----
       Total revenue ..........................    100.0       100.0      100.0
                                                   -----       -----      -----
Loss and LAE ..................................     16.8         9.8       12.2
Commissions paid to nonaffiliates .............     11.3         4.8        3.5
Personnel expenses ............................     49.3        46.6       43.6
All other expenses ............................     25.7        34.7       31.9
Non-recurring expense .........................     17.5         0.0        0.0
                                                   -----       -----      -----
       Total expenses .........................    120.6        96.2       91.2
                                                   -----       -----      -----
Income (loss) before provision for income taxes    (20.6)        3.8        8.9
Provision for (benefit from) income taxes .....     (7.1)        0.7        2.7
                                                   -----       -----      -----
Net income (loss) .............................    (13.5)%       3.1%       6.2%
                                                   =====       =====      =====

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1997

    The dollar amounts referred to in this section comparing operating results for the year ended December 31, 1996 with December 31, 1997 are approximate amounts stated in millions and are based on the financial statements included elsewhere in this Report, which amounts are stated in thousands. All percentages referred to in this section comparing operating results for the year ended December 31, 1996 with December 31, 1997 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands.

  Revenue

    Total revenue increased from $40.7 million in 1996 to $53.1 million in 1997, an increase of $12.4 million or 30.5%. Net premiums written increased from $12.6 million in 1996 to $20.5 million in 1997, an increase of $7.9 million or 62.7%. The increase in net premiums written was principally due to growth in loan portfolios of the Company's existing and former Tracking and Outsourcing Services clients. There was no material price change related to the Company's insurance products in 1997.

    Net premiums earned increased from $13.6 million in 1996 to $19.0 million in 1997, an increase of $5.5 million, or 40.1%. The increase was primarily due to an increase in net written premiums, as previously described.

    Real estate information services revenue (consisting of revenue from Pinnacle and PinTax) increased from $18.5 million in 1996 to $23.5 million in 1997, an increase of $5.0 million, or 27.0%. Approximately $2 million of the increase was the result of PinTax, which was acquired in September 1997. The remainder of the increase was the result of higher flood zone determination volumes from existing customers. The Company's overall price level for its real estate information services did not materially change in 1997.

    Tracking fees increased from $5.5 million in 1996 to $7.5 million in 1997, an increase of $2.1 million or 37.7%. The increase was primarily due to higher volumes of motor vehicle leases tracked for new and existing customers.

  Expenses

    Loss and LAE was $4.0 million in 1996 (29.5% of net premiums earned) and $6.5 million in 1997 (34.0% of net premiums earned), an increase of $2.5 million, or 62.0%. The increase was due to an increase in the number and average size of claims. The average loss per new claim reported increased from $5,513 in 1996 to $7,693 in 1997. The number of new claims increased from 726 reported in 1996 to 843 reported in 1997.

    Commissions paid to nonaffiliates decreased from $2.0 million (14.4% of premiums earned) in 1996 to $1.8 million (9.6% of premiums earned) in 1997, a decrease of $117,000, or 6.0%. The reduction in commissions paid to nonaffiliates was a result of relatively higher growth in net written and earned premiums from clients which do not earn commissions on the Company's insurance products.

     Personnel expenses increased from $18.9 million in 1996 to $23.1 million in 1997, an increase of $4.2 million, or 22.1%. The increase in personnel expenses was due to an increase in incentive compensation and staff additions in response to several factors, primarily an increase in the volume of flood zone determinations and loans tracked. To a lesser extent, the PinTax Acquisition contributed to additional personnel costs in 1997. Personnel expenses as a percent of total revenue decreased from 46.6% in 1996 to 43.6% in 1997.

    All other expenses increased from $14.2 million in 1996 to $16.9 million in 1997, an increase of $2.7 million, or 19.0%. Approximately $1.4 million of the 1996 expenses was as a result of retention agreements entered into with certain executives in June 1996. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996. The remaining increase in all other expenses was due to several factors, including an increase in direct costs related to growth in revenues (e.g., data, telecommunications cost, postage) and an increase in sales, marketing, consulting and advertising costs.

    As a result of the above factors, income before provision for income taxes increased from $1.6 million in 1996 to $4.7 million in 1997, an increase of $3.1 million, or 202%.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1996

    The dollar amounts referred to in this section comparing operating results for the year ended December 31, 1995 with December 31, 1996 are approximate amounts stated in millions and are based on the financial statements included elsewhere in this Report, which amounts are stated in thousands. All percentages referred to in this section comparing operating results for the year ended December 31, 1995 with December 31, 1996 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands.

Revenue

    Total revenue increased from $35.9 million in 1995 to $40.7 million in 1996, an increase of $4.8 million or 13.2%. Net premiums written decreased from $15.0 million in 1995 to $12.6 million in 1996, a decrease of $2.4 million or 15.5%. The decrease in net premiums written was principally due to an increase in reserves to provide for return of premiums for anticipated policy cancellations and the run-off of certain accounts.

    Net premiums earned decreased from $17.0 million in 1995 to $13.6 million in 1996, a decrease of $3.4 million or 20.2%. The decrease was partially due to the increase in reserve for return premiums and also partially due to a decline in written premiums.

    Real estate information services revenue increased from $10.6 million in 1995 to $18.5 million in 1996, an increase of $7.9 million or 74.6%. The addition of new customers contributed approximately $6 million of the increase. A change in estimate of deferred revenue related to Pinnacle's future servicing obligations for its life of loan services contributed approximately $900,000 of the increase. Interest rates have remained generally favorable for real estate borrowers with loan origination volumes increasing with Pinnacle's existing customers.

    Tracking fees increased from $4.8 million in 1995 to $5.5 million in 1996, an increase of $700,000 or 14.5%. The increase was primarily due to new business from two new customers.

  Expenses

    Loss and LAE was $6.0 million in 1995 (35.5% of net premiums earned) and $4.0 million in 1996 (29.5% of net premiums earned), a decrease of $2.0 million or 33.8%. The decline in losses and LAE was a direct result of fewer losses and loss adjustment expenses incurred during 1996 than in 1995. The loss ratio for the fourth quarter of 1996 was very favorable and contributed approximately one-half of the decrease when compared to 1995. The average loss per new claim reported decreased from $6,316 in 1995 to $5,513 in 1996. The number of new claims decreased from 957 reported in 1995 to 726 reported in 1996.

    Commissions paid to nonaffiliates decreased from $4.1 million (24.0% of premiums earned) in 1995 to $2.0 million (14.4% of premiums earned) in 1996, a decrease of $2.1 million, or 52.1%, due primarily to the fact that a larger percentage of the insurance business has transferred to customers with lower commission rates.

     Personnel expenses increased from $16.9 million in 1995 to $18.9 million in 1996, an increase of $2.0 million or 12.2%. The increase in personnel expenses was due to staff additions and increased outside labor in response to the volume increases in the Flood Zone Determinations Services business. Personnel expenses as a percent of total revenue decreased from 47.0% in 1995 to 46.6% in 1996.

    All other expenses increased from $12.2 million in 1995 to $14.2 million in 1996, an increase of $2 million, or 16.1%. In June 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with certain executives. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996.

    Non-recurring expenses decreased from $4.1 million in 1995 to $0 in 1996. In 1995, the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under Proposition 103.

    As a result of the above factors, income before provision for income taxes increased from a loss of $7.4 million in 1995 to a profit of $1.6 million in 1996, an increase of $9.0 million.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of a company's ability to secure sufficient cash to meet its contractual obligations and operating needs. National is a holding company with no operations and no sources of income itself except interest or investment income. The principal assets of National are the stock of its Subsidiaries. National is, and for the foreseeable future will continue to be, dependent on the dividends from its Subsidiaries to meet its liquidity requirements, including debt service obligations. Dividends payable to National by GPIC are subject to certain regulatory restrictions which are described below.

    The Company's primary sources of cash are from operating income and lines of credit. In 1997, the Company derived a substantial portion of its operating cash from the operating profits from Pinnacle, as well as the net premiums written from GPIC. The Company has reserved certain amounts of the net written premiums it received in 1997 for a variety of purposes, including reserves for return premiums, unearned premiums and loss reserves. The Company believes that its cash flow from operations, existing cash balances and lines of credit will be sufficient to meet its working capital needs for the foreseeable future.

    GPIC collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of December 31, 1997, the Company had cash and short-term investments aggregating $10.4 million.

    Of the Company's cash and short-term investments, $8.7 million is held by GPIC. Insurance companies, including GPIC, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that GPIC may pay the Company in any twelve (12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or
(ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1997, GPIC had net income of $1.7 million and as of December 31, 1997, statutory policyholders' surplus of $25.6 million. For the year ended December 31, 1997, the maximum dividend permitted to be paid by GPIC to National was approximately $2.8 million. For 1998, the maximum dividend permitted to be paid by GPIC to National is approximately $2.6 million. See "Market for Registrant's Common Equity and Related Stockholder Matters" and Note 14 of Notes to Consolidated Financial Statements.

    In connection with the PinTax Acquisition, National and New Arts entered into a term note facility (the "Term Facility") with the Company's primary commercial bank. The Term Facility allows for a maximum borrowing of $11.3 million, including $2 million for any Additional Consideration which may be payable pursuant to the Agreement on or before May 25, 1998. The Term Facility matures in May 2003 and calls for interest payments at the rate of the lending bank's prime rate plus one and one-quarter percent, beginning September 1997. Principal is paid monthly, beginning May 30, 1998, in accordance with a variable amortization schedule. Collateral for the loan includes non-insurance company cash deposits of the Company, the common stock of Pinnacle, as well as the stock of PinTax and of New Arts. As of December 31, 1997, the Company has utilized $9.3 million of the $11.3 million Term Facility.

    On April 2, 1997, the Company obtained a $5 million revolving credit facility from the Company's primary commercial bank (the "Revolving Facility"). On September 18, 1997, the Revolving Facility was amended. The primary amendment to the Revolving Facility was the reduction in borrowing limits to $1 million from $5 million. As of December 31, 1997, the Company had no borrowings under the Revolving Facility and was in compliance with the financial covenants of the Revolving Facility. The Revolving Facility expires March 31, 1999. See Note 7 of Notes to Consolidated Financial Statements.

    In September 1996, the Company concluded a note agreement with the Company's primary commercial bank providing $2.0 million for the purpose of partially financing the repurchase of 705,300 shares of its common stock. As of December 31, 1997 the unpaid balance of this note was approximately $333,000. The total purchase price of the stock was approximately $5.0 million. See Note 7 of Notes to Consolidated Financial Statements. A second repurchase of 100,000 shares was made on October 22, 1996. The shares were acquired through a private transaction at a price of $6.95 per share. The total purchase price of that stock was approximately $700,000.

    Consolidated stockholders' equity at December 31, 1997, totaled $27.8 million or $6.73 per share compared to $28.6 million or $7.28 per share at December 31, 1996.

    Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholders' surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1997, the Company's net written premium to policyholder surplus ratio was .8 to 1. See "Business--Insurance Operations--Insurance Operating Ratios".

    Inflation or deflation and other factors generally affect the rate of investment return in the securities and financial markets, and increases and decreases in such investment return rates have a corresponding effect on the Company's investment income.

    There is no public securities market for certain investments held by the Company. As of December 31, 1997, such investments were limited partnership interests with an original cost of $220,000.

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

  Significant Customers

    In 1997, Advanta Mortgage Corp. accounted for 11.8% of consolidated revenues of the Company. During the second half of 1997 the Company received notice that Advanta Mortgage Corp. and one other customer would not renew their hazard tracking, outsourcing and lender-placed insurance contracts. Such customers accounted for 7.3% of consolidated revenues in 1995, 11.2% in 1996 and 18.8% in 1997. Management believes that the decrease in revenue due to the loss of these customers may be delayed and offset, in part, by changes in certain reserves potentially arising from the customers' departures, and additional business from new and existing customers. The decrease in revenue will also be delayed by the rate at which the unearned premium for such customers is earned over the year 1998. The Company is presently unable to estimate the amount of such offsets, which are dependent upon numerous factors, including, without limitation, the general health of the mortgage banking and vehicle financing industries and of the

Company's customers; interest rates, general economic conditions, the realization of expected new business from new and existing customers and other factors. The loss of such customers may affect adversely the results of operations and earnings of the Company in 1998.

  Additional Expenses

    The Company anticipates that it may incur certain costs in 1998 in connection with various new business activities, including building its customer base, reorganizing operations and carrying on its product quality improvement programs. The overall goal of these activities is to enhance the long term value of the Company. The Company has begun to hire additional personnel, purchase new computer and other equipment, lease additional office space and incur other expenses in connection with these business activities. There can be no assurance that such costs will be offset by increases in revenue; and, in any event, the Company expects that any increase in revenue will lag the periods in which expenses are incurred. Furthermore, there can be no assurances that the hiring of additional personnel or the reorganizing of operations will lead to higher profitability. If such increases in expenses are not fully offset by increases in revenue, the Company's financial position and results of operations and earnings could be materially adversely affected.

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

  Earnings Volatility

    The Company's financial results can be significantly affected by a number of factors, including, but not limited to, the amount of net written premium and the rate of cancellation of insurance policies, the addition or loss of customers, changes in the number of loans or personal property leases being tracked for customers, increases or decreases in interest rates, and catastrophic loss events. For example, in 1992 GPIC incurred net losses relating to the Los Angeles riots and Hurricane Andrew of $612,000 and $527,000, respectively. In November 1993, GPIC received claims of approximately $650,000 from policyholders for losses arising out of the October and November 1993 series of fires in Southern California. The Company also received an assessment of $725,000 from the California Fair Plan Association, a mandatory insurance pool for certain California real estate, relating to losses from those fires. In addition, revenues from the Company's Flood Zone Determination Services and Real Estate Tax Services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance. The number of loans or leases for which the Company provides Tracking and Outsourcing Services may increase or decrease depending upon, among other things, the number of new loans or leases serviced by its customers and the volume of loans or leases paid off or sold to others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results - The Insurance Industry".

  The Insurance Industry

    The Company derives a significant amount of its revenues from insurance premiums and investment income. In the event that, for whatever reason, GPIC experiences abnormally high losses, purchases reinsurance from reinsurers who will not or cannot pay losses submitted, or other adverse developments occur, then any such event or combination of events could have a material adverse impact on the Company. In addition, insurance companies and others have often been sued under certain legal theories, such as bad faith handling or settlement of claims, which could subject GPIC to liability in excess of policy limits. An adverse outcome of any such lawsuit could have a material negative impact on the Company.

  Reserve Adequacy

    GPIC is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what GPIC expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by GPIC. Any significant changes in GPIC's estimate of ultimate losses on reported claims may materially adversely affect the results of GPIC's operations in the period reported. GPIC has in the past experienced adverse developments in its loss reserves. GPIC's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. GPIC's most recent actuarial review of such reserves as of December 31, 1997 concluded that the reserves (i) met the requirements of the insurance laws of California; (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) make a reasonable provision for all unpaid loss and loss expense obligations of GPIC under the terms of its policies and agreements.

    GPIC also maintains a reserve for return premiums which is based upon GPIC's historical experience. As is prevalent in the lender-placed insurance industry, a substantial amount of GPIC's net premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which GPIC uses as a basis for recording written premiums or the loss of customers. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by GPIC in the future. See, "Business - Insurance Operations".

  Underwriting Risks

    Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although GPIC applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of lender-placed insurance and REO Insurance generally requires GPIC to write specialized insurance within predesignated limits and geographic areas, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, GPIC may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks. In addition, GPIC may not have adequate spread of risk in a particular geographic area. See "Business - Insurance Operations - Underwriting".

  Reinsurance Considerations

    GPIC's business is partially dependent upon its ability to cede to reinsurers risks insured by GPIC. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of GPIC, which can affect GPIC's level of business and profitability. GPIC is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay GPIC for the losses of the insureds. As a result of the anticipated increased cost and more limited availability of reinsurance, in the future, GPIC may elect to retain a higher portion of the risk historically ceded to reinsurers. If GPIC were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by GPIC. This increased exposure could have a material adverse effect on the Company's results of operations. See "Business - Regulation - Reinsurance".

  Errors and Omissions

    Pinnacle indemnifies its customers for certain losses resulting from erroneous flood inquiry determinations, where a borrower was not properly advised whether the collateral was located in or out of an SFHA. While to date Pinnacle has experienced no significant losses in this regard and maintains reserves equal to its estimate of incurred but unreported indemnification losses, there can be no assurance such reserves will prove adequate in the future.

    PinTax indemnifies its customers for real estate late-payment penalties, interest on late-paid taxes and loss of tax payment discounts as a result of certain errors or omissions made by PinTax. PMSIS and Fastrac indemnify customers for certain errors and omissions made by either of them. The Company maintains insurance coverage in the maximum aggregate amount of $5 million for certain types of errors and omissions. The policy is on a claims made and occurrence basis. While to date the Company has experienced no significant losses related to errors or omissions and maintains reserves equal to its self insured retention for errors and omissions losses, there can be no assurance such reserves will prove adequate in the future or that the Company's insurance will avert adverse impacts as a result of any errors or omissions.

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


  Shortage of Skilled Labor

    The Company's delivery and upgrade of products and services to its customers is dependent upon, among other factors, the Company's ability to attract and retain key analytical and management professionals, including skilled computer programmers and systems analysts. Businesses located in San Francisco, San Mateo, Contra Costa and Santa Clara counties of California are experiencing a tightening of the local labor market for these professionals, which may result in one or more of the following: an increase in personnel costs, a delay in service installations and a reduction in customer service. The Company is unable to predict when the conditions in the local labor market will change.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding executive officers called for by this Item is set forth in a separate item captioned "Executive Officers of the Company" and included in Part I of this Report. Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

       Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        ITEM(S)                                                                       PAGE(S)
        ------                                                                       -------

        (1) FINANCIAL STATEMENTS:
            Report of Independent Accountants.......................................     31
            Consolidated Balance Sheets, December 31, 1997 and 1996.................     32
            Consolidated Statements of Operations for the years ended
             December 31, 1997, 1996 and 1995.......................................     33
            Consolidated Statement of Changes in Shareholders' Equity
             for the years ended December 31, 1997, 1996 and 1995...................     34
            Consolidated Statement of Cash Flows for the years
             ended December 31, 1997, 1996 and 1995.................................     35
            Notes to Consolidated Financial Statements..............................     36

        (2) FINANCIAL STATEMENT SCHEDULES:
            Report of Independent Accountants on Financial Statement Schedules......     55
              I  Summary of Investments Other than Investments in Related Parties...     56
             II  Condensed Financial Information of Registrant (Parent Company).....     57
            III  Supplementary Insurance Information Concerning Property
                  Casualty Operations ..............................................     60
             IV  Reinsurance........................................................     61

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3) EXHIBITS
            The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

    (b) REPORTS ON FORM 8-K

        National filed a Form 8-K on October 3, 1997 relating to the acquisition of PinTax, which included as exhibits a Purchase Agreement dated August 15, 1997, Amendment No.1 to the Purchase Agreement dated September 18, 1997, and a press release dated September 18, 1997. National filed a Form 8-K/A on November 26, 1997 which filed certain financial statements which were unavailable at the time the initial Form 8-K was filed, including, (i) American Realty Tax Services, Inc.("ARTS") and American Realty Tax Services of New York, Inc. ("ARTS-NY") Combined Balance Sheets as of December 31, 1995 and December 31, 1996, (ii) ARTS and ARTS-NY Combined Statements of Operations for the years ended December 31, 1995 and December 31, 1996, (iii) ARTS and ARTS-NY Combined Statements of Shareholders' Deficit commencing January 1, 1995 and ending December 31, 1996, (iii) ARTS and ARTS-NY Combined Statements of Cash Flows for the years ended December 31, 1995 and December 31, 1996,
        (iv) ARTS and ARTS-NY Combined Balance Sheets as of June 30, 1996 and June 30, 1997, (v) ARTS and ARTS-NY Combined Statements of Operations for the six months ended June 30, 1996 and June 30, 1997, (vi) Pro Forma Combined Financial Statements for the year ended December 31, 1996, and
        (vii) Pro Forma Combined Statement of Operations for the year ended December 31, 1996 and the six months ended June 30, 1997.

    (c) EXHIBITS

        See Item 14 (a) (3) above.

    (d) FINANCIAL STATEMENT SCHEDULES

        See Item 14 (a) (2) above.

                              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
National Insurance Group:

    We have audited the accompanying consolidated balance sheets of National Insurance Group and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Insurance Group and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   COOPERS & LYBRAND L.L.P.

San Francisco, California
February 6, 1998

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          AS OF DECEMBER 31,
                                                                          ------------------
                                                                           1996        1997
                                                                          ------    -------
                                     ASSETS
Investments:
    Fixed maturities at market (amortized cost: $18,293 in 1996 and
       $15,098 in 1997)...............................................    $18,538    $15,359
    Equity securities at market.......................................      2,051      4,200
    Short-term investments, at cost (which approximates market).......     11,984      9,290
                                                                           ------    -------
        Total investments.............................................     32,573     28,849
Cash    ..............................................................      1,204      1,113
Net premiums and accounts receivable..................................      5,181      8,990
Accrued interest receivable...........................................        377        449
Net property and equipment............................................      3,484      5,424
Deferred acquisition costs............................................      2,186      2,704
Deferred federal income taxes.........................................        421      3,117
Intangible assets.....................................................        --      13,178
Other assets..........................................................      1,686      2,918
                                                                           ------    -------
        Total assets..................................................    $47,112    $66,742
                                                                          =======    =======

                                   LIABILITIES
Reserve for losses and LAE............................................   $  2,198    $ 3,232
Unearned premiums.....................................................      4,753      6,217
Commissions payable...................................................        584        837
Accrued expenses and other liabilities................................      4,247      6,125
Drafts payable........................................................        295        832
Notes payable.........................................................      1,333      9,601
Reserve for return premiums...........................................      2,382      4,399
Reserve for Proposition 103...........................................      2,268        ---
Deferred revenue......................................................        500      7,719
                                                                          -------    -------
        Total liabilities.............................................    $18,560    $38,962
                                                                          =======    =======
Commitments (Note 15)

                              SHAREHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized with no par value;
  none issued and outstanding.......................................          --        --
Common stock:
  15,000,000 shares authorized with no par value; issued and outstanding, 4,032,882 and 3,896,937 in 1997 and 1996,
  respectively........................................................    $17,592    $18,610
Retained earnings.....................................................     10,960      9,170
                                                                          -------   --------
        Total shareholders' equity....................................     28,552     27,780
                                                                          -------    -------
Total liabilities and shareholders' equity............................    $47,112    $66,742
                                                                          =======    =======


                          The accompanying notes are an
           integral part of these consolidated financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                    1995              1996              1997
                                                -----------        -----------       -----------
Net premiums written .......................    $    14,956       $     12,636       $    20,501
Change in unearned premiums ................          2,064                949            (1,463)
                                                -----------        -----------       -----------
Net premiums earned ........................         17,020             13,585            19,038
Real estate information services ...........         10,593             18,499            23,492
Tracking fees ..............................          4,786              5,479             7,543
Net commissions income .....................          1,502              1,145             1,166
Net investment income ......................          2,042              1,975             1,839
                                                -----------        -----------       -----------
        Total revenues .....................         35,943             40,683            53,078
                                                -----------        -----------       -----------
Loss and LAE ...............................          6,044              4,002             6,482
Commissions paid to nonaffiliates ..........          4,079              1,954             1,837
Personnel expenses .........................         16,891             18,948            23,127
All other expenses .........................         12,252             14,221            16,930
Non-recurring expenses .....................          4,100               --                --
                                                -----------        -----------       -----------
        Total expenses .....................         43,366             39,125            48,376
                                                -----------        -----------       -----------
Income (loss) before provision for
   (benefit from) income taxes .............         (7,423)             1,558             4,702
Provision for (benefit from) income taxes...         (2,559)               284             1,436
                                                -----------        -----------       -----------
Net income (loss) ..........................    $    (4,864)       $     1,274       $     3,266
                                                ===========        ===========       ===========

Earnings per share:
Basic:
  Weighted average shares outstanding ......      4,679,201          4,109,655         3,946,257
  Basic EPS ................................    $     (1.04)       $      0.31        $     0.83

Diluted:
  Weighted average shares outstanding ......      4,679,201          4,141,360         4,127,382
  Diluted EPS ..............................    $     (1.04)       $      0.31        $     0.79


                          The accompanying notes are an
           integral part of these consolidated financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         COMMON STOCK                                     TOTAL
                                                   -----------------------               RETAINED      SHAREHOLDERS'
                                                    SHARES          AMOUNT               EARNINGS         EQUITY
                                                   -------         -------               --------       ---------


Balance, January  1, 1995 .....................      4,679        $ 23,065               $ 14,225        $ 37,290
Net unrealized gain on fixed maturities
  and equity securities, net of deferred tax...       --              --                      449             449
Options exercised .............................          1               6                   --                 6
Net loss ......................................       --              --                   (4,864)         (4,864)
                                                   -------        --------               --------        --------
Balance, December 31, 1995 ....................      4,680          23,071                  9,810          32,881
Net unrealized loss on fixed maturities
  and equity securities, net of deferred tax ..       --              --                     (124)           (124)
Options exercised .............................         22             188                   --               188
Shares repurchased ............................       (805)         (5,667)                  --            (5,667)
Net income ....................................       --              --                    1,274           1,274
                                                   -------        --------               --------        --------
Balance, December 31, 1996 ....................      3,897          17,592                 10,960          28,552
Net unrealized gain on fixed maturities
  and equity securities, net of deferred tax ..       --              --                       48              48
Options exercised .............................        136           1,018                   --             1,018
Net income ....................................       --              --                    3,266           3,266
Dividends paid ................................       --              --                   (5,104)         (5,104)
                                                   -------        --------               --------        --------
Balance, December 31, 1997 ....................      4,033        $ 18,610               $  9,170        $ 27,780
                                                   =======        ========               ========        ========


    Dividends declared per share were $1.30 for the year ended December 31, 1997. There were no dividends declared for the years ended December 31, 1995 and 1996.



                          The accompanying notes are an
           integral part of these consolidated financial statements.

                           NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                     1995             1996               1997
                                                                   --------         ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .......................................      $ (4,864)        $   1,274          $  3,266
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization .......................         2,193             1,758             1,536
        Loss on sale of equipment ...........................         1,040               288              --
        Change in assets and liabilities net of effects
        from the purchase of ARTS:
         (Increase) decrease in net premiums and accounts
             receivable, and accrued interest receivable ....           (89)              339            (2,686)
         (Increase) decrease in deferred acquisition costs ..           949               438              (517)
         Increase (decrease) in insurance liabilities .......        (3,179)             (767)            5,051
         Increase (decrease) in reserve for Prop. 103 .......         4,100            (2,266)           (2,268)
         (Increase) decrease in tax assets ..................        (1,292)            1,169               123
         Other, net .........................................           709              (200)              348
                                                                   --------         ---------          --------
           Net cash provided (used) by
            operating activities ............................          (433)            2,033             4,853
                                                                   --------         ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments .................................       (43,518)         (123,509)          (56,382)
    Maturity of investments .................................        45,273           128,138            60,106
    Purchase of equipment ...................................        (1,350)           (1,445)           (2,969)
    Purchase of ARTS ........................................          --                --              (9,881)
                                                                   --------         ---------          --------
         Net cash provided (used) by
           investing activities .............................           405             3,184            (9,126)
                                                                   --------         ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes .........................          --               2,000             9,268
    Principal payments on notes payable .....................          --                (667)           (1,000)
    Repurchase of common stock ..............................          --              (5,667)             --
    Stock options exercised .................................             6               188             1,018
    Dividends to shareholders ...............................          --                --              (5,104)
                                                                  ---------         ---------         ---------
         Net cash provided (used) by
          financing activities ..............................             6            (4,146)            4,182
                                                                  ---------         ---------         ---------
Net increase (decrease) in cash .............................           (22)            1,071               (91)
Cash at beginning of year ...................................           155               133             1,204
                                                                  ---------         ---------         ---------
Cash at end of year .........................................     $     133         $   1,204         $   1,113
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

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The accompanying consolidated financial statements of the Company include the accounts of National Insurance Group ("National") and its subsidiaries (the "Subsidiaries") Pinnacle Data Corporation ("Pinnacle"), Pinnacle Real Estate Tax Services, Inc. ("PinTax-VA"), Pinnacle Real Estate Tax Services of New York, Inc. ("PinTax-NY", which together with PinTax-VA are referred to collectively as "PinTax"), Pinnacle Management Solutions Insurance Services ("PMSIS" formerly known as Fastrac Systems, Inc. Insurance Agent and Broker), Great Pacific Insurance Company ("GPIC"), Fastrac Systems, Inc. ("Fastrac") and New Arts Acquisition, Inc. ("New Arts").

    The Subsidiaries have transactions with each other in the ordinary course of business. PMSIS receives a commission for business it writes which is insured or reinsured by GPIC and receives fees from GPIC. Certain expenses are shared among the Subsidiaries for providing insurance Tracking and Outsourcing Services. All significant intercompany accounts and transactions have been eliminated.

    National and its Subsidiaries provide specialized information services through technology, tracking services, outsourcing services and related insurance products to mortgage bankers and other financial institutions located throughout the United States and in Canada. National and its Subsidiaries are referred to in this Report collectively as the "Company". Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis, enabling the customers of the Company to:

    o determine if residential or commercial real estate is located inside or outside a federally-designated Special Flood Hazard Area ("SFHA"), with respect to real estate which is collateral for loans being financed or serviced by customers of the Company or for other purposes, (the "Flood Zone Determination Services");

    o obtain real estate tax data from various local, county and state taxing authorities nationwide with respect to real estate which is collateral for loans being financed or serviced by the customers of the Company, facilitate the payment to such taxing authorities by mortgage lenders and mortgage loan servicing companies from certain escrowed funds collected for real estate taxes from their borrowers with each monthly loan payment for real estate taxes to such taxing authorities, and inform mortgage lenders and mortgage servicing companies whether the real estate taxes on property securing real estate loans have been paid and perform certain tasks of the Company's customers on an outsourced basis (the "Real Estate Tax Services"); and

    o monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), motor vehicle and other consumer loans and leases and, to a lesser extent, commercial mortgages, disburse insurance premiums collected from borrowers with each monthly loan payment for insurance coverage on behalf of mortgage lenders and mortgage servicing companies and perform certain tasks of the Company's customers on an outsourced basis (collectively, the "Tracking and Outsourcing Services").

    When the Tracking and Outsourcing Services indicate that insurance coverage has lapsed, the customer may contract with the Company to provide specialized, fire, allied peril or physical damage insurance (generally referred to as "lender-placed" insurance, formerly referred to by the Company as "force-place" insurance), which the Company provides through its wholly-owned subsidiary Great Pacific Insurance Company, in 48 states and the District of Columbia and through nonaffiliated insurance companies in the remainder of the United States. The Company also provides flood insurance, for which the risk is assumed by an agency of the U. S. Government under the National Flood Insurance Program ("NFIP"). In addition, the Company provides fire and allied peril insurance with respect to properties on which financial institutions have foreclosed, and physical damage insurance on motor vehicles. Great Pacific Insurance

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company is rated "A" ("Excellent") by A.M. Best Company, a nationally recognized insurance statistical and rating service.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following is a description of the significant accounting policies adopted by National and its Subsidiaries in the accompanying financial statements:

    Investments in fixed maturities include bonds, U.S. Treasury notes, federal discount notes, mortgage-backed securities and certificates of deposit. Investments in equity securities are common stock, preferred stock and limited partnership interests. Short-term investments consist of certificates of deposits, commercial paper and money market accounts at certain financial institutions and are carried at cost which approximates market. Investment income is recognized as earned. Realized gains or losses on sale of investments are determined on the basis of specific identification and are included in income.

    The Company's fixed maturity and equity security investments are categorized as available-for-sale and as a result carried at market value or at cost in the event market values are not readily determinable. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

    On December 29, 1995, the Company transferred securities with an amortized cost basis of $20,718,000 and net unrealized gains of $412,000 from its held-to-maturity portfolio to the available-for-sale portfolio in accordance with the special report issued by the Financial Accounting Standards Board ("FASB") titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The FASB special report included special transition provisions for the one-time reassessment and reclassification of securities from the held-to-maturity portfolio during the period from November 15, 1995 to December 31, 1995. Prior to December 29, 1995, the Company classified its fixed maturity and equity security investments as held-to-maturity. Held-to-maturity investments were carried at amortized cost.

    The Company's investment policies are designed to limit concentration of credit risk by diversifying its investment portfolio and by, among other things, limiting its investments in certificates of deposit to balances insured by the Federal Deposit Insurance Corporation. The Company maintains deposit balances, other than certificates of deposit, with some financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. A significant portion of the Company's receivables are from mortgage bankers and financial institutions.

    Data processing equipment and purchased software and office furniture and equipment are depreciated over five (5) years, and motor vehicles are depreciated over three (3) to five (5) years, all using a modified straight-line method. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to income as incurred.

    Internal costs associated with software development of the Company's products have been expensed as incurred. Costs associated with software development by third parties are capitalized and depreciated over the estimated useful life of the software.

    Intangible assets include only goodwill, which is the excess of cost over fair market value of the Company's acquired entities. Goodwill is amortized on a straight-line basis over a period of twenty-five years. The Company evaluates the recoverability of long-lived assets such as goodwill by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1996 or 1997.

    Premiums written are earned on a pro rata basis over the periods covered by the policies. Policyholders have the right to cancel a policy at any time and receive a refund as defined by law or regulation. In certain circumstances, the Company grants refunds in excess of the amounts required by regulation. The Company received acceptance from the California Department of Insurance to establish a reserve for return premiums, based upon historical experience, to provide for anticipated cancellations net of written premiums. Actual cancellations could differ from management's estimates. Changes in estimates of cancellations resulting from the continuous review process and differences between estimates and actual cancellations are included in income of the period in which the estimates are changed or cancellations occur.

    Real estate information services revenue consists of revenues from Pinnacle and PinTax. Revenue for Pinnacle is recognized as income in the period in which Flood Zone Determination Services are performed. For certain customers, Pinnacle provides "life of loan" services. In these cases, for an up-front additional fee, Pinnacle is required to provide certain services during the life of the loan (the period of time the loan remains in a customer's portfolio). For cash revenues received under "life of loan" agreements, revenues are recognized in proportion to the variable costs incurred over the life of a loan. Substantially all of the variable costs incurred to provide such services occur within the first year of a loan's life. Pinnacle recognizes deferred revenue in reflection of its future servicing obligation for its "life of loan" customers.

    The majority of tax service revenues earned by PinTax are from "life of loan" servicing contracts, which require customers to pay an up-front, one-time fee to receive Real Estate Tax Services over the life of a loan. The revenue from "life of loan" contracts is recognized over the estimated life of the loans in proportion to the amount of expenses incurred to service the real estate property tax tracking on the subject loans. Since the bulk of expenses incurred in providing real estate property tax tracking on the loans occurs in the first year, a majority of the "life of loan" revenue is recognized within the first year of servicing. The remainder of the revenue is amortized in accordance with the estimated rate at which loans are paid off or otherwise are removed from the servicing portfolio. As a result of this revenue recognition policy, PinTax records a deferred revenue reserve on its balance sheet. As of December 31, 1997, deferred revenue for "life of loan" tax servicing was approximately $7.0 million. This is approximately the same amount of deferred revenue as of the date of the PinTax Acquisition.

    Tracking fee revenue consists primarily of fees earned in connection with providing Tracking and Outsourcing Services for Fastrac's motor vehicle leasing customers. Tracking fee revenue is recognized in the period in which it is earned.

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

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

    For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the net income (loss) or shareholders' equity.

3.    INVESTMENTS

    (a)  Fixed-maturity investments available for sale (in thousands):


                                          AS OF DECEMBER 31, 1996                            AS OF DECEMBER 31, 1997
                            ----------------------------------------------     ----------------------------------------------
                                                                 ESTIMATED                                        ESTIMATED
                           AMORTIZED    UNREALIZED   UNREALIZED   MARKET      AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                              COST         GAIN         LOSS       VALUE         COST        GAIN        LOSS        VALUE
                             -------      -------      -----      -------      -------      -------      -----      -------
U.S. Government
 securities ...........      $ 2,599      $    10      $--        $ 2,609      $ 1,849      $    10      $--        $ 1,859
State and municipal
 bonds ................       10,282          235       --         10,517        8,656          251       --          8,907
Corporate Bonds .......         --           --         --           --          1,193         --         --          1,193
Certificates of deposit        5,331         --         --          5,331        3,364         --         --          3,364
 Mortgage-backed
 securities ...........           81         --         --             81           36         --         --             36
                             -------      -------      -----      -------      -------      -------      -----      -------
   Total ..............      $18,293      $   245      $--        $18,538      $15,098      $   261      $--        $15,359
                             =======      =======      =====      =======      =======      =======      =====      =======

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    At December 31, 1997, investment securities, at amortized cost and estimated market value, have contractual maturities as presented in the table below; however, other contract terms may allow actual maturities to differ from contractual maturities.

                                               AMORTIZED COST                                     ESTIMATED MARKET VALUE
                                     ----------------------------------------       ------------------------------------------
                                     CORPORATE &                                     CORPORATE &
                                      STATE AND                          U.S.        STATE AND                          U.S.
                                      MUNICIPAL      CERTIFICATES       GOVT.         MUNICIPAL      CERTIFICATE        GOVT.
     AMOUNTS IN THOUSANDS               BONDS         OF DEPOSIT     SECURITIES         BONDS        OF DEPOSIT       SECURITIES
     --------------------              -------         -------         -------         -------         -------         -------
Within one year ..............         $   757         $  --           $  --           $   762         $  --           $  --
One through five years .......           6,940           3,364             799           7,106           3,364             808
Six through ten years ........           2,151            --             1,050           2,232            --             1,051
More than ten years ..........            --              --              --              --              --              --
Mortgage-backed securities ...            --              --                36            --              --                36
                                       -------         -------         -------         -------         -------         -------
Total........................$           9,848         $ 3,364         $ 1,885         $10,100         $ 3,364         $ 1,895
                                       =======         =======         =======         =======         =======         =======

    There were no sales of fixed-maturity investments in 1996 or 1997.

    (b)  Equity Securities Available for Sale:

    At December 31, 1996 the Company had market rate preferred stock with a cost of $2,010,000, an unrealized gain of $41,000, and a market value of $2,051,000.

    At December 31, 1997 the Company had market rate preferred stock and common stock with a cost of $3,525,145 and $353,276, respectively, an unrealized gain
(loss) of $126,793 and $(25,151), respectively, and a market value of $3,651,938 and $328,125, respectively. At December 31, 1997, the Company had limited partnership interests with a cost of $220,000. The unrealized gain or loss on these interests cannot be ascertained, because market values are not readily determinable.

    (c) The components of investment income are as follows (in thousands):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                  1995      1996      1997
                                                -------   -------   -------
Fixed maturities and equity securities........  $ 1,181   $ 1,246   $ 1,047
Short-term investments........................      947       739       655
Net realized gains (losses)...................       (3)       17       170
Investment expenses...........................      (83)      (27)      (33)
                                                -------   -------   -------
Net investment income.........................  $ 2,042   $ 1,975   $ 1,839
                                                =======   =======   =======

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.    PROPERTY AND EQUIPMENT

    The components of property and equipment are as follows (in thousands):

                                                            AS OF DECEMBER 31,
                                                       --------------------------
                                                          1996              1997
                                                       --------          --------
Office furniture and equipment ..................      $  3,240          $  3,726
Data processing equipment .......................         6,618             8,360
Software ........................................         4,579             4,751
Leasehold improvements ..........................         1,023             1,381
Other ...........................................          --                 499
                                                       --------          --------
                                                         15,460            18,717
Less accumulated depreciation and amortization...       (11,976)          (13,293)
                                                       --------          --------
       Total ....................................      $  3,484          $  5,424
                                                       ========          ========

    Depreciation and amortization expense (in thousands) was $2,160, $1,758, and $1,536, in 1995, 1996, and 1997 respectively.

5.    DEFERRED ACQUISITION COSTS

    Changes in deferred acquisition costs are summarized as follows (in thousands):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                          1995            1996             1997
                                                        -------          -------          -------
Deferred acquisition costs, beginning of period...      $ 3,573          $ 2,624          $ 2,186
Additions ........................................        8,648            5,859            9,161
Amortization expense .............................       (9,597)          (6,297)          (8,643)
                                                        -------          -------          -------
Deferred acquisition costs, end of period ........      $ 2,624          $ 2,186          $ 2,704
                                                        =======          =======          =======

    The net change in deferred acquisition costs is included in the consolidated statements of income as a component of commissions paid to nonaffiliates, personnel expenses and all other expenses.

6.    RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

    Activity in the reserve for loss and loss adjustment expenses is summarized as follows (in thousands):

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               1995             1996            1997
                                                             -------          -------         -------
Reserves for losses and LAE at beginning of year ...         $ 3,360          $ 3,055         $ 2,198
                                                             -------          -------         -------
Losses and LAE:
    Provision for losses and LAE for claims
     occurring in current year .....................           6,378            3,971           6,364
    Increase (decrease) in estimated losses
     and LAE for claims occurring in prior years ...            (334)              31             119
                                                             -------          -------         -------
                                                               6,044            4,002           6,483
                                                             -------          -------         -------
Losses and LAE payments for claims occurring during:
    Current year ...................................           4,329            2,487           3,292
    Prior years ....................................           2,020            2,372           2,157
                                                             -------          -------         -------
                                                               6,349            4,859           5,449
                                                             -------          -------         -------
Reserves for losses and LAE at end of year .........         $ 3,055          $ 2,198         $ 3,232
                                                             =======          =======         =======

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.    NOTES PAYABLE

    In September 1996, a note agreement for $2,000,000 was entered into with the Company's primary commercial bank (the "Term Note"). The Term Note is to be repaid monthly over a two year period with final payment due in October 1998. Interest is at the rate of 1% per year in excess of the rate of interest which the financial institution has announced as its prime lending rate or $250 per month whichever is greater. Collateral for the Term Note is the outstanding capital stock of Pinnacle, which consists of 1,000 shares. As of December 31, 1997, the unpaid balance of this note was approximately $333,000.

    In connection with the PinTax Acquisition, National and New Arts entered into a term note facility (the "Term Facility") with the Company's primary commercial bank. The Term Facility allows for a maximum borrowing of $11.3 million, including $2 million for any Additional Consideration which may be payable pursuant to the Agreement on or before May 25, 1998. The Term Facility matures in May 2003 and calls for interest payments at the rate of prime plus one and one-quarter percent, beginning September 1997. Principal is payable monthly, beginning May 30, 1998, in accordance with a variable amortization schedule. Collateral for the loan includes non-insurance company cash deposits of the Company, the common stock of Pinnacle, as well as the stock of PinTax and of New Arts. As of December 31, 1997, the Company has utilized $9.3 million of the $11.3 million Term Facility.

    On April 2, 1997, the Company obtained a $5 million revolving credit facility (the "Revolving Facility") from the Company's primary commercial bank. On September 18, 1997, the Company amended the Revolving Facility. The primary amendment to the Revolving Facility was the reduction in borrowing limits to $1 million from $5 million. As of December 31, 1997, the Company had no borrowings under the Revolving Facility and was in compliance with the financial covenants of the Revolving Facility.

    The same financial covenants govern the Term Note, the Term Facility and the Revolving Facility. The primary financial covenants are: (i) a minimum tangible net worth requirement; (ii) a cash flow coverage requirement; and, (iii) a minimum profitability requirement, whereby the Company must be profitable from year-to-year and cannot report net losses for two consecutive quarters.

    Interest paid for 1995, 1996 and 1997 was $0, $41,025 and $365,352, respectively.

    The minimum principal payments due under all of the Company's notes payable as of December 31, 1997 is as follows (in thousands):

                                                    Principal
                               Year                  Payment
                             -------               --------
                               1998...............  $   926
                               1999...............      965
                               2000...............    1,063
                               2001...............    2,004
                               2002...............    2,209
                               2003...............    2,434
                                                     ------
                               Total..............   $9,601
                                                     ======

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.    INCOME TAX

    The components of income tax expense (benefit) are as follows (in thousands):

                                    AS OF DECEMBER 31,
                        ----------------------------------------
                          1995            1996             1997
                        -------          -------         -------
Federal
    Current .......     $(1,508)         $  (829)        $ 1,257
    Deferred ......      (1,142)           1,091            (147)
       Subtotal ...      (2,650)             262           1,110
                        -------          -------         -------
State
    Current .......          91               22             150
    Deferred ......        --               --               176
                        -------          -------         -------
       Subtotal ...          91               22             326
                        -------          -------         -------
    Total .........     $(2,559)         $   284         $ 1,436
                        =======          =======         =======

    The actual tax expense differs from expected tax expense computed by applying the federal statutory tax rate to operating income before provision for income taxes as follows:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                       -------------------------
                                                       1995      1996       1997
                                                       ----      ----       ----
Tax at federal statutory rate ...................       35%        35%        35%
Tax-Exempt investment income ....................       (9)       (13)        (4)
State tax net of federal benefits ...............      --         --           5
Rate differential on net operating
  loss carryback ................................      --         --          (4)
Other ...........................................        8         (4)        (1)
                                                       ---        ---        ---
     Total ......................................       34%        18%        31%
                                                       ===        ===        ===

    The components of the net deferred tax balance as of December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                          ASSET (LIABILITY)
                                -----------------------------------
                                  1995          1996         1997
                                -------       -------       -------
Unearned premium reserve ....   $   388       $   323       $   423
Deferred acquisition costs ..      (892)         (743)         (919)
Loss reserve discounting ....        39            90            68
Prepaid expenses ............       (95)         (134)            1
Deferred revenue ............       335           170         3,190
Proposition 103 reserve .....     1,541          --            --
Accrued liabilities .........       181           613           412
Depreciation ................      --            --            (132)
Other .......................        93           102            74
                                -------       -------       -------
     Total ..................   $ 1,590       $   421       $ 3,117
                                =======       =======       =======

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

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Deferred income taxes were provided on temporary differences in the recognition of income for income tax and financial statement purposes. The source and tax effect of these temporary differences in the provision are as follows (in thousands):

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                       -----------------------------------
                                                         1995          1996          1997
                                                       -------        ------       -------
Unearned premium reserve ...........................   $   140       $    65       $  (100)
Deferred acquisition costs .........................      (323)         (149)          176
Write-down of carrying value of equity securities...        78          --            --
Loss reserve discounting ...........................        23           (51)           22
Prepaid expenses ...................................       140            39          (135)
Deferred revenue ...................................      (134)          165        (3,020)
Prop. 103 reserve ..................................    (1,394)        1,541          --
Accrued liabilities ................................       307          (432)          201
Depreciation .......................................      --            --             132
Other ..............................................        21           (87)           28
                                                       -------       -------       -------
     Total .........................................   $(1,142)      $ 1,091       $(2,696)
                                                       =======       =======       =======

    Taxes paid in 1995, 1996 and 1997 were $91,000, $22,000, and $1,576,296 respectively. Tax refunds received for 1995, 1996 and 1997 were $627,000, $798,000, and $1,340,638 respectively.

9.    EMPLOYEE BENEFIT PLAN

      The Company adopted a defined contribution 401(k) plan on July 1, 1996. All employees of the Company are eligible to participate in the plan at the beginning of a calendar quarter following completion of ninety days of continuous employment as defined in the 401(k) plan. The Company matches 25% of the employee's contributions up to and including the first 4% of the employee's salary. The Company's contribution was $34,569 for 1996 and $82,406 for 1997.

10.   NON-RECURRING EXPENSES

    On June 13, 1995, the Commissioner notified the Company that its application for adjustment of its Proposition 103 return premium liability had been denied and the Company accrued an additional $4.1 million for the constitutionally mandated roll-back of insurance premiums under the Proposition. This amount is included on the balance sheet as Reserve for Prop. 103 and on the income statement as non-recurring expense.

11.   EARNINGS PER SHARE

    In February 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128. SFAS No. 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. The Company implemented SFAS No. 128 in 1997. The impact SFAS No. 128 is set forth in the following tables. The earnings per share for 1995 and 1996 were restated to reflect SFAS No. 128.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    BASIC EPS UNDER SFAS NO. 128

                                         1995              1996             1997
                                      ----------        -----------      ------------
Weighted average common shares .....    4,679,201         4,109,655        3,946,257
Net income (loss) (in thousands) ...  $    (4,864)      $     1,274      $     3,266
Per share results:
         Net income (loss) .........  $     (1.04)      $      0.31      $      0.83



    DILUTED EPS UNDER SFAS NO. 128
                                          1995               1996             1997
                                      -----------       -----------      -----------
Weighted average common shares .....    4,679,201         4,109,655        3,946,257
Common shares issuable under
  outstanding stock options ........           --            31,705          181,125
                                      -----------       -----------      -----------
         Total .....................    4,679,201         4,141,360        4,127,382
                                      ===========       ===========      ===========
Net income (loss) (in thousands)....  $    (4,864)      $     1,274      $     3,266
Per share results:
         Net income (loss) .........  $     (1.04)      $      0.31      $      0.79

    The number of shares issuable upon exercise of outstanding options has been calculated using the treasury stock method based on the average market price during the year. In 1995, the Company had a loss per share which is calculated based upon the number of common shares outstanding.

12.   STOCK OPTION PLANS

    Under the 1986 Stock Option Plan, as amended, participants may be awarded options for shares of National's common stock subject to various restrictions which limit the sale or other transfer of the shares until the expiration of a specified time period. A maximum of 1,106,820 shares may be issued under the plan. The exercise price of options granted under the plan may not be less than 100% of the fair value on the date of the grant. In 1992 and prior years, the exercise price was limited to 110% of the fair value on the date of the grant for shareholders owning more than 10% of the voting power of all shares of stock.

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

    For both stock option plans, the shares subject to option vest 25% at the end of the first twelve (12) calendar months following the date of grant, and the remainder vest ratably in each month over the next three (3) years. The maximum term of options granted is ten (10) years from the date of grant. Options issued to date have not resulted in any material compensation expense to the Company. However, the Company did receive tax deductions related to the exercise of stock options which reduced taxes payable by $1,000, $14,235 and $189,032 during 1995, 1996, and 1997, respectively. This amount has been credited directly to common stock.

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

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

shares from Mr. Herman and certain Herman family members and trusts. On June 18, 1996, Mr. Speizer purchased 35,500 shares from Mr. Herman and his spouse. Such purchases constituted the purchase of all shares owned and beneficially owned by Mr. Herman.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

    Had compensation expense for the Company's stock options plans been determined based upon the fair value at the grant date for awards under these plans consistent with the optional expense measurement method described in SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by approximately $0 for 1995, $584,000 for 1996 and $708,327 for 1997. Earnings per share would not have been affected in 1995, but would have been $0.23 in 1996 and $0.61 in 1997. The pro forma effect on net income for 1995, 1996 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

    The weighted average fair value on the date of the grant, of options granted during 1997, 1996 and 1995, is estimated at $4.37, $2.88 and $2.79, respectively. Fair value is determined using the modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                                       1996          1997
                                                -----------    -----------

               Dividend yield.............               0%             0%
               Expected volatility........           42.41%         46.30%
               Risk-free interest rates...      5.11%-6.77%    5.73%-6.75%
               Expected life..............         5 years         5 years

    The following table summarizes option activity during 1996 and 1997 for the 1986 Stock Option Plan, as amended, and 1991 Director Option Plan, as amended.

                                                           1996                             1997
                                            -----------------------------        ----------------------------
                                                    WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                                                   EXERCISE PRICE PER                EXERCISE PRICE PER
                                               OPTIONS             SHARE          OPTIONS             SHARE
                                            ----------           --------       ----------           --------
Shares issuable under outstanding
options at January 1 ...................       771,830           $   6.66        1,144,783           $   6.65
Options granted ........................       566,000           $   6.14          288,000           $   8.65
Options exercised ......................       (22,540)          $   6.64         (135,945)          $   6.10
Options canceled or forfeited ..........      (170,507)          $   5.64         (327,186)          $   6.67
                                            ----------           --------       ----------           --------
Shares issuable under outstanding
options at December 31 .................     1,144,783           $   6.65          969,652           $   7.32
                                            ==========           ========       ==========           ========
Options exercisable at December 31......       836,970           $   6.84          723,297           $   7.63
                                            ==========           ========       ==========           ========

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Options may be exercised in whole or part at any time as to shares which have not yet vested under the provisions of the 1986 Stock Option Plan, as amended, provided that the Optionee execute, as a condition to the option, a Restricted Stock Purchase Agreement which gives the Company the right to repurchase at cost the unvested shares in the event of a termination of the optionee's employment or consulting with the Company prior to the date upon which they would have vested under the Option agreement.

    The following table summarizes information about options outstanding at December 31, 1997.

                                                 AVERAGE      WEIGHTED AVERAGE
       RANGE OF         WEIGHTED NUMBER OF   REMAINING LIFE  EXERCISE PRICE PER
   EXERCISE PRICES     OUTSTANDING OPTIONS       (YEARS)           SHARE
   ---------------     -------------------       -------           -----
  $5.13 - $7.30              754,402              7.46           $    6.19
 $8.88 - $13.00              211,406              8.49           $   11.19
$14.58 - $15.25                3,844              4.09           $   14.75
                             -------              ----           ---------
         Total:              969,652              7.67           $    7.32
                             =======              ====           =========

    Options exercisable:

                                                    WEIGHTED
     RANGE OF          NUMBER EXERCISABLE AT    AVERAGE EXERCISE
  EXERCISE PRICES        DECEMBER 31, 1997       PRICE PER SHARE
  ---------------        -----------------       ---------------
  $5.13 - $7.30              508,047               $    6.09
 $8.88 - $13.00              211,406               $   11.19
$14.58 - $15.25                3,844               $   14.75
                             -------               ---------
     Total:                  723,297               $    7.63
                             =======               =========

13.   COMMON STOCK REPURCHASE

    On September 17, 1996, the Company repurchased 705,300 shares of its common stock for $4.9 million. The shares were acquired through a private transaction with institutional investors at a price of $7 per share. This repurchase represented a reduction of approximately 15% of the Company's outstanding stock. A second repurchase of 100,000 shares was made on October 22, 1996. The shares were acquired through a private transaction at a price of $6.95 per share. The repurchases were funded by cash flows from operations and from proceeds of a bank credit facility. See Note 7 to Notes to Consolidated Financial Statements.

14.   DIVIDEND RESTRICTION

    California law limits the payment of dividends to National by GPIC. The maximum dividend that may be paid without prior approval of the California Insurance Commissioner is limited to the greater of 10% of policyholders' surplus

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(shareholders' equity adjusted to a statutory basis) as of the preceding December 31, or the net income of the preceding calendar year. In 1997, the maximum dividend would be limited to the net income of GPIC at December 31, 1996. Statutory policyholders' surplus and net income of GPIC is as follows (in thousands):

                                           1995            1996            1997
                                       -----------       --------         -------
Statutory policyholders' surplus......  $ 23,687         $ 26,765        $ 25,580
Net income (loss).....................  $ (1,892)        $  2,758        $  1,627

    California law further prohibits the payment of dividends without prior approval of the California Department of Insurance (the "Department") unless the insurer has available "earned surplus". The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's statutory annual statement filed with the Department, excluding earned surplus derived from: (i) unrealized net appreciation of assets; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders is: (i) reasonable in relation to its outstanding liabilities; (ii) adequate to the insurer's financial needs; and
(iii) the Department's prior approval is obtained.

    GPIC paid National approximately $2.5 million in dividends in 1997. There were no cash dividends paid by GPIC in 1995 or 1996.

15.   COMMITMENTS

    The Company has entered into operating leases for office space for National and the Subsidiaries' home office, Fastrac's branch offices in Springfield, Ohio, Pinnacle's office in Concord, California, PinTax's office in Vienna, Virginia and other offices. Rental expense under operating leases was $1,134,000, $1,175,000 and $1,447,000 in 1995, 1996 and 1997, respectively.

    National has entered into employment contracts with certain key employees which are not at-will employment agreements. Base compensation expense (not including bonus or commission) under such employment contracts was $199,493, $286,019 and $590,000 in 1995, 1996 and 1997, respectively. In addition, in 1996
National paid $1,328,200 to certain individuals upon a change of control of the Company. As of December 31, 1997, National had commitments for such future compensation with respect to employment contracts with Mark Speizer and Bruce Cole.

    The future minimum payments due under commitments at December 31, 1997 are as follows (in thousands):

                                                      OPERATING     EMPLOYMENT
    FOR THE YEAR ENDING DECEMBER 31,                    LEASES       AGREEMENTS
    --------------------------------                    ------       ----------
1998 ............................................     $1,918           $  590
1999 ............................................      1,506              306
2000 ............................................        583             --
2001 ............................................        191             --
2002 ............................................         39             --
                                                      ------           ------
Total minimum payments                                $4,237           $  896

16.   PROPOSITION 103

    On October 25, 1995, GPIC entered into a stipulation and consent order with the California Insurance Department to resolve GPIC's rollback obligation related to California Proposition 103. Pursuant to that settlement, GPIC agreed to pay the sum of approximately $4.1 million as a rollback refund to its policyholders for the rollback year. The Company issued the refund checks during the first quarter of 1996. The rollback refund was paid to each eligible policyholder in the proportion that the written premium for each policyholder bears to GPIC's total written premiums

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in California for policies in Proposition 103 lines issued or renewed during the rollback year. Pursuant to the settlement, the rollback refund constitutes GPIC's entire rollback obligation and fully discharges GPIC and extinguishes all of its obligations to rollback rates, make refunds to policyholders, or pay interest to policyholders. The Department has agreed to seek no further rollbacks or interest against GPIC for the rollback year. Also, the settlement approves all rate filings which received interim approvals for current rate levels made since 1989, and all rates and rate levels charged by GPIC from time to time between November 8, 1989 and the date the settlements were approved.

    In October 1997, the amount of the uncashed refund checks were escheated to the State of California in accordance with its laws. The Company had previously established adequate reserves to cover such payments.

17.   REINSURANCE

    GPIC, in the ordinary course of its business, seeks to reduce the loss that may arise from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance companies. Recoverables under the reinsurance agreements are estimated in a manner consistent with the claim liability associated with the reinsured policy.

    Risks reinsured would become a liability of GPIC in the event any reinsurer is unable or will not fulfill the obligations assumed under the agreements. GPIC limits its credit risk associated with reinsurance recoverables by evaluating the financial condition of members of the reinsurance pool, and diversifying the pool participants. For the years ended December 31, 1995, 1996, and 1997, there were no receivables recorded under reinsurance treaties.

    For the years ended December 31, 1995, 1996 and 1997, ceded reinsurance premiums, exclusive of flood reinsurance premiums, were $933,000, $691,000, and $780,338, respectively, and with respect to losses in such years, there were no ceded reinsurance losses.

    GPIC is also a "Write Your Own" ("WYO") carrier under the National Flood Insurance Program. The premiums written and the insurance risks under the WYO program are ceded to the Federal Emergency Management Agency ("FEMA"). The form of this treaty is the actual assumption of liability by FEMA and, accordingly, amounts are excluded from net premiums and accounts receivable and reserve for losses and LAE. For the years ended December 31, 1995, 1996, and 1997, ceded reinsurance premiums for this program were $1,234,000, $2,268,000, and $2,859,438 respectively.

18.   MAJOR CUSTOMERS

    During 1995, National and Subsidiaries derived 13% of total revenues from one customer, all of which was for insurance services. During 1996, National and Subsidiaries derived 9% of total revenues from one customer, of which all was for insurance services. During 1997, National and Subsidiaries derived 11.8% of total revenues from one customer, all of which was for insurance services. In the second half of 1997 the Company received notice that such customer and one other customer, which, combined, accounted for 18.8% of consolidated revenues in 1997, would not renew their hazard tracking, outsourcing and lender-placed insurance contracts.

19.   RELATED PARTY TRANSACTIONS

    The Chief Executive Officer of the Company previously owned a controlling interest in another entity, which ceased doing business in 1994. The Company assumed, in 1993, a lease of such entity's principal office located at 395 Oyster Point Boulevard, South San Francisco, California (which the Company used to expand its corporate headquarters), requiring lease payments of $21,000 per month.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    One of the companies which provides reinsurance to the Company is Constitution Reinsurance Corporation. Bard E. Bunaes, a director of the Company, is also Chairman of the Board and Chief Executive Officer of Constitution Reinsurance Corporation. Constitution Reinsurance Corporation has been a reinsurer of the Company in excess of 15 years. In 1996 and 1997 premiums paid to Constitution Reinsurance Corporation by the Company with respect to such reinsurance totaled approximately $34,000 and $70,000, respectively.

    In September 1996 National entered into a consulting agreement (the "Consulting Agreement") with Scorpion Holdings, Inc., a Delaware corporation ("Scorpion") pursuant to which Scorpion agreed to provide certain consulting services in connection with (i) management and strategic planning, (ii) the identification of financing, acquisitions and divestiture opportunities for National, and (iii) other matters relating to the day-to-day business and operation of National or any of its subsidiaries or affiliated companies, as the Board of Directors of National may from time to time reasonably request. In addition, if National engages in any (i) merger, consolidation or sale of any of its assets (other than in the ordinary course of its business) or outstanding securities or (ii) acquisition of assets or stock of another company, Scorpion has the right to act as a financial advisor to National pursuant to an engagement agreement, the terms and conditions of which shall be mutually agreed upon by National and Scorpion. The term of the Consulting Agreement was for one year; and the term was extended for an additional period of one year, which expires on September 11, 1998. Pursuant to the Consulting Agreement, Scorpion receives an annual fee of $300,000 plus reimbursement for reasonable out-of-pocket costs and expenses. Nuno Brandolini is the sole shareholder, a director and chief executive officer of Scorpion. Kevin McCarthy is a director and president of Scorpion. Messrs. Brandolini and McCarthy were directors of National from July 1996 to July 1997.

    In October 1996, National entered into a bridge loan agreement with Hydrodynamics Corporation ("Hydrodynamics"), pursuant to which National loaned to Hydrodynamics $300,000. The bridge loan was evidenced by a Convertible Promissory Note, in the principal amount of $300,000, which earned interest at the rate of 10% per annum. Mr. Brandolini and Mr. McCarthy, who were directors of National, are also directors, officers and shareholders of Hydrodynamics. The transaction was identified and recommended to the Company by Scorpion pursuant to the Consulting Agreement. In December 1996, Hydrodynamics commenced voluntary proceedings under Chapter 11 of the federal bankruptcy laws. In February 1997, Arabella, S.A. ("Arabella") purchased from National the Convertible Promissory Note of Hydrodynamics issued to National for a purchase price of $300,000. National assigned its rights under the Convertible Promissory Note and the Stock Purchase Warrant to Arabella. Mr. Brandolini is also a director of Arabella.

    In July 1997, an affiliate of Scorpion, known as Scorpion Acquisition, LLC ("Scorpion Acquisition"), sold to Mark A. Speizer certain rights previously granted to Scorpion Acquisition by Mr. Speizer to acquire shares of National owned by Mr. Speizer. In consideration for sale of such rights to Mr. Speizer, Mr. Speizer will pay to Scorpion Acquisition an amount equal to the greater of $4,000,000 or 50% of the notional profits that would have been earned on a notional 924,000 shares of Common Stock with a notional cost of $7.75 per share, each subject to certain defined adjustments. Profits are determined by reference to the average closing price of Common Stock (and the average closing price of securities other than Common Stock paid by dividend, spin-off or otherwise on Common Stock ["Distributed Stock"]) during the fifteen business days preceding and the fifteen business days following June 30, 2002, or if Scorpion Acquisition has made an election permitted under its purchase agreement with Mr. Speizer, that date between January 1, 2000 and June 30, 2002 that is so elected. Mr. Speizer may pay the purchase price in cash or in shares of National or shares of Distributed Stock subject to having received any necessary approvals or exemptions from the California Insurance Commissioner as may be required by statute or regulation.

    In August 1997, National invested $100,000 for a limited partnership interest in Pizza Partners, L.P., a Delaware limited partnership. Among other things, such partnership was formed to acquire a number of Pizza Hut restaurants in Northern California, Oregon and Nevada. The investment was identified and recommended to the Company by Scorpion pursuant to the Consulting Agreement.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In July 1997, Arabella acquired 300,000 shares of the Company's stock from Mr. Speizer and was paid $2 million by Mr. Speizer in repayment of a loan made to Mr. Speizer in May 1996. See Note 20 of Notes to Consolidated Financial Statements. In November 1997, such shares were transferred to Scorpion Acquisition by Arabella in exchange for an 80% interest in Scorpion Acquisition. Mr. Brandolini and Mr. McCarthy each own an 8.4% interest as members of Scorpion Acquisition. Mr. Paul Caland owns an 80% interest in Scorpion Acquisition, which interest Mr. Caland acquired from Arabella in December 1997. The interests of Messrs. Brandolini, McCarthy and Caland in Scorpion Acquisition and the transfer of the member interests of Arabella to Mr. Caland are based upon information filed by Scorpion Acquisition and Mr. Caland in a Schedule 13D with the Securities and Exchange Commission on February 27, 1997.

    In January 1998 the Compensation Committee of the Board of Directors granted each of Mr. Brandolini and Mr. McCarthy an option to purchase 37,500 shares of the Company's common stock. The grants were made pursuant to the Company's 1986 Stock Option Plan, as amended, and with reference to Mr. Brandolini and Mr. McCarthy acting as consultants to the Company through Scorpion. The terms and conditions of the grants are the same as those pertaining to grants to employees and other consultants of the Company.

20.   CHANGE OF CONTROL

    Pursuant to an Option and Stock Purchase Agreement entered into on May 1, 1996, between Howard L. Herman, a founder and former director of the Company, and certain of Mr. Herman's relatives, and Mark A. Speizer, it was agreed that 824,295 shares of Common Stock of the Company (the "Herman shares") would be sold to Mr. Speizer. 788,795 of the Herman Shares were purchased on May 31, 1996 and the remaining shares were purchased on June 18, 1996. At the annual meeting of shareholders held on July 11, 1996, the slate of directors nominated by the Board of Directors was elected. Following the annual meeting, Mr. Speizer was elected Chairman of the Board and Chief Executive Officer of the Company and each of its wholly-owned subsidiaries. In June 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with certain executives. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996.

21.   LITIGATION

    The Company is involved in various routine legal proceedings incident to its business and other litigation. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such current proceedings is likely to have a materially adverse effect on the consolidated financial position of the Company.

22.   ACQUISITION

    On September 18, 1997, two wholly-owned subsidiaries of the Company, Pinnacle American Realty Tax Services, Inc., a Delaware corporation ("PARTS-VA"), and Pinnacle American Realty Tax Services of New York, Inc., a Delaware corporation ("PARTS-NY"), acquired substantially all the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation ("ARTS-VA"), and American Realty Tax Services of New York, Inc., a Virginia corporation ("ARTS-NY") (ARTS-NY and ARTS-VA, collectively "ARTS"). The acquisition agreement, dated August 15, 1997, as amended (the "Agreement"), was entered into by and among ARTS, the shareholders of ARTS, the Company, and New Arts. On October 1, 1997, PARTS-VA changed its name to Pinnacle Real Estate Tax Services, Inc. and PARTS-NY changed its name to Pinnacle Real Estate Tax Services of New York, Inc. The business of PinTax is providing Real Estate Tax Services.

    As consideration for the acquisition of certain assets of ARTS. New Arts paid $9.8 million in cash and agreed to assume certain liabilities of ARTS. Pursuant to the Agreement, if the cash revenue received by the Company for certain contracts of PinTax exceeds certain targets for the twelve months ended and including April 30, 1998, PinTax is required

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to pay additional consideration of up to $4 million according to a formula as set forth in the Agreement ("Additional Consideration"). If such amount is paid, it will increase goodwill by a like amount. Fifty percent of the Additional Consideration may be paid in the form of a three year note bearing interest at eight percent per annum. The remaining fifty percent of the Additional Consideration may be paid in cash. National has agreed to guarantee the payment of these obligations.

    The PinTax Acquisition was accounted for as a purchase of assets. The fair market value of the assets acquired from ARTS was approximately $4.4 million. The fair market value of liabilities assumed was approximately $7.3 million, including approximately $7 million of deferred revenue related to ARTS' then existing portfolio of loans. The amount of goodwill recorded as of the date of PinTax Acquisition was $12.7 million, which is being amortized over a 25-year period as a result of long standing vendor and customer relationships. Goodwill is classified on the Company's balance sheet under "Intangible Assets".

    The following pro forma financial statements reflect the results of operations for 1997 and 1996 as though the PinTax Acquisition had occurred at the beginning of the respective periods. The pro forma figures include the following adjustments: (i) goodwill amortization expense of $510,000 in 1996 and $379,000 in 1997; (ii) a reduction in investment income on investments not purchased as part of the PinTax Acquisition of $635,000 and $11,000 in 1996 and 1997, respectively, which had been credited to ARTS' expenses; and, (iii) interest on the debt incurred in connections with the PinTax Acquisition of $868,000 in 1996 and $590,000 in 1997.

                   Pro Forma Combined Statements of Operations
           For the Years Ended December 31, 1996 and December 31, 1997 (unaudited; figures in thousands except per share amounts)

                                   Pro Forma
                             -----------------------
                              1996           1997
                             -------        -------
Revenues ............        $49,082        $58,648
Expenses ............         48,029         54,361
                             -------        -------
Income before taxes .          1,053          4,287
Tax provision .......             77          1,266
                             -------        -------
Net income ..........        $   976        $ 3,021
                             =======        =======
Net income per share:
   Basic ............        $  0.24        $  0.77
                             =======        =======
   Diluted ..........        $  0.24        $  0.73
                             =======        =======

23.    SEGMENT REPORTING

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

    The principal segments of the Company are the following:

    Information Services ....The Company provides contract services, including insurance tracking and outsourcing, property tax data management and outsourcing, and flood zone determinations for financial institutions and others.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Insurance Products ......The Company provides lender-placed insurance for financial institutions when their borrowers fail to maintain adequate insurance in force, provides fire insurance on foreclosed real estate and provides motor vehicle physical damage insurance. In addition, the Company issues flood insurance policies in the federal Write Your Own Program ("WYO Program").

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

                                             CONSOLIDATED REVENUES
                                       FOR THE YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------
                                 1995                 1996                 1997
                           ---------------      ----------------    ---------------
                             AMOUNT     %        AMOUNT     %        AMOUNT      %
Information services .....  $15,379    42.8%    $23,978    58.9%    $31,035    58.5%
Insurance products .......   20,564    57.2%     16,705    41.1%     22,043    41.5%
                            -------   -----     -------   -----     -------   -----
                            $35,943   100.0%    $40,683   100.0%    $53,078   100.0%
                            =======   =====     =======   =====     =======   =====


                                      CONSOLIDATED PRE-TAX INCOME (LOSS)
                                        FOR THE YEARS ENDED DECEMBER 31,
                                  ------------------------------------------
                                     1995             1996             1997
                                  --------         --------         --------
                                                (IN THOUSANDS)
Information services ........     $     13         $  3,545         $  6,883
Insurance products ..........        5,559            7,820            9,212
General corporate expenses ..       (8,895)          (9,807)         (11,393)
Non-recurring charges .......       (4,100)            --               --
                                  --------         --------         --------
                                  $ (7,423)        $  1,558         $  4,702
                                  ========         ========         ========

    Identifiable assets, capital expenditures, and depreciation and amortization by segment for the years ended as of December 31, 1996 and 1997 are as follows (in thousands):

                                        DECEMBER 31, 1996                                DECEMBER 31, 1997
                            -------------------------------------------      -----------------------------------------
                                                          DEPRECIATION                                    DEPRECIATION
                                              CAPITAL           AND                         CAPITAL             AND
                             ASSETS        EXPENDITURES    AMORTIZATION       ASSETS      EXPENDITURES    AMORTIZATION
                            --------       ------------    ------------      --------     ------------    ------------
Information Services ..     $ 15,338         $  1,206        $  1,291        $ 32,658        $  2,097        $  1,102
Insurance Products ....       32,321              239             467          32,778           1,400             434
Holding Company .......         (547)            --              --             1,306            --              --
                            --------         --------        --------        --------        --------        --------
                            $ 47,112         $  1,445        $  1,758        $ 66,742        $  3,497        $  1,536

24.   RESULTS BY QUARTER (UNAUDITED)

                                                                           QUARTER ENDED
                                      ---------------------------------------------------------------------------------------------
                                       MARCH        JUNE         SEPT.        DEC.       MARCH       JUNE        SEPT.        DEC.
                                         31,         30,          30,          31,        31,         30,         30,          31,
                                        1996        1996         1996        1996        1997        1997        1997         1997
                                     ---------    --------     --------    --------    --------    --------    --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue ......................  $ 10,423    $ 10,132     $ 10,115    $ 10,013    $ 10,914    $ 12,593    $ 13,227    $ 16,342
Income before provision for
 (benefit  from) income taxes ......       234      (1,350)       1,371       1,303       1,179       1,335       1,361         828
Net income (loss) ..................       149        (857)         870       1,112         802         838         878         749
Net income (loss) per share-
  diluted ..........................  $   0.03    $  (0.18)    $   0.19    $   0.28    $   0.20    $   0.21    $   0.22    $   0.18
Net income (loss) per share-basic ..  $   0.03    $  (0.18)    $   0.19    $   0.28    $   0.21    $   0.21    $   0.22    $   0.19

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

                                                   COOPERS & LYBRAND L.L.P.

San Francisco, California
February 6, 1998

                                                                      SCHEDULE I

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                        SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997

                                                                                                   AMOUNT AT
                                            NUMBER OF                                             WHICH SHOWN
                                            SHARES OR                            MARKET              IN THE
                                            PRINCIPAL          COST               VALUE          BALANCE SHEET
                                            ---------       -----------        -----------        -----------
Fixed Maturities:
    Bonds and notes:
       U.S. Government securities ...                        $ 1,849,207        $ 1,858,594        $ 1,858,594
       Municipalities ...............                         6,651,853          6,853,326          6,853,326
       States .......................                         2,003,785          2,053,479          2,053,479
      Corporate .....................                         1,192,708          1,192,437          1,192,437
       Certificates of deposit ......                         3,364,577          3,364,577          3,364,577
       Mortgage-backed securities ...                            36,533             36,533             36,533
                                                            -----------        -----------        -----------
         Total Fixed Maturities .....                        15,098,663         15,358,946         15,358,946
                                                            -----------        -----------        -----------

Equity Securities:
    Preferred stock
       Public Utilities .............         64,564          1,785,395          1,877,188          1,877,188
       Financial Institutions .......         52,000          1,139,750          1,174,250          1,174,250
       Industrial ...................         34,000            600,000            600,500            600,500
    Common stock
         Industrial .................         35,000            353,276            328,125            328,125
    Other ...........................                           220,000            220,000            220,000
                                                            -----------        -----------        -----------

         Total Equity Securities ....                         4,098,421          4,200,063          4,200,063
                                                            -----------        -----------        -----------

    Short-term Investments ..........                         9,290,085          9,290,085          9,290,085
                                                            -----------        -----------        -----------

         Total Investments ..........                       $28,487,169        $28,849,094        $28,849,094
                                                            ===========        ===========        ===========

                                                                     SCHEDULE II

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                                       1996                1997
                                                                  ------------         ------------

                                     ASSETS
Short-term investments and cash ..........................        $    (42,845)        $    153,350
Investments in subsidiaries ..............................          27,397,827           25,902,253
Federal and State Income Taxes Receivables ...............                --                484,990
Deferred Federal Income Taxes Receivables ................                --                153,113
Other assets .............................................           4,267,506            3,277,279
                                                                  ------------         ------------

        Total assets .....................................        $ 31,622,488         $ 29,970,985
                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Federal and state income taxes payable ...................        $    316,817         $       --
Accrued Liabilities ......................................           1,054,814            1,857,222
Deferred federal income taxes ............................             365,448                 --
Notes payable ............................................           1,333,333              333,333
                                                                  ------------         ------------

        Total liabilities ................................           3,070,412            2,190,555
                                                                  ------------         ------------

Shareholders' equity
   Common stock ..........................................          17,591,787           18,610,173
   Retained earnings .....................................          10,960,289            9,170,257
                                                                  ------------         ------------

        Total shareholders' equity .......................          28,552,076           27,780,430
                                                                  ------------         ------------

        Total liabilities and shareholders' equity .......        $ 31,622,488         $ 29,970,985
                                                                  ============         ============

                                                                     SCHEDULE II


                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                     1995                1996               1997
                                                 -----------         -----------         -----------
Net investment income ......................     $    67,979         $    14,495         $   105,251
Operating expenses .........................      (1,141,735)             29,229              69,978
Provision for (benefit from) income taxes ..        (116,145)           (991,959)            139,020
Equity in net income of subsidiaries .......      (3,674,831)          2,221,737           2,951,733
                                                 -----------         -----------         -----------
      Net income (loss) ....................     $(4,864,732)        $ 1,273,502         $ 3,265,982
                                                 ===========         ===========         ===========

                                                                     SCHEDULE II


                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                           INCREASE (DECREASE) IN CASH

                                                                  1995              1996                1997
                                                             -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .......................................    $(4,864,732)        $ 1,273,502         $ 3,265,982
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Undistributed equity in net income of subsidiaries ...      3,674,831          (2,221,737)         (2,951,733)
   Decrease in taxes payable ............................       (322,198)           (241,060)         (1,320,368)
   Other ................................................     (1,875,270)          5,149,149           1,792,635
                                                             -----------         -----------         -----------

Net cash provided (used) by operating activities ........    $(3,387,369)        $ 3,959,854         $   786,516
                                                             -----------         -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments .................................    $      --           $      --           $(2,393,731)
Maturity of investments .................................      3,220,857             143,000           2,173,731
                                                             -----------         -----------         -----------

Net cash provided (used) by investing activities ........    $ 3,220,857         $   143,000         $  (220,000)
                                                             -----------         -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions .....................    $      --           $      --           $ 4,495,000
Dividends paid ..........................................           --                  --            (5,103,706)
Proceeds from stock options exercised ...................          4,992             188,601           1,018,385
Repurchase of common stock ..............................           --            (5,667,365)               --
Proceeds from (payments to) notes payable ...............           --             1,333,333          (1,000,000)
                                                             -----------         -----------         -----------

Net cash provided (used) by financing activities ........          4,992          (4,145,431)           (590,321)
                                                             -----------         -----------         -----------

Net decrease in cash ....................................       (161,520)            (42,577)            (23,805)

Cash at beginning of year ...............................        161,252                (268)            (42,845)
                                                             -----------         -----------         -----------

Cash at end of year .....................................    $      (268)        $   (42,845)        $   (66,650)
                                                             ===========         ===========         ===========

                                                                    SCHEDULE III

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
                          PROPERTY CASUALTY OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                1995                1996                1997
                                                            -----------         ------------        ------------
Deferred policy acquisition costs .....................    $  2,623,562         $  2,186,586        $  2,704,326
Reserves for unpaid claims and claims adjustment
    Expenses ..........................................       3,054,710            2,198,478           3,231,589
Less reserve discount .................................            --                   --                  --
Unearned premiums .....................................       5,703,396            4,753,448           6,216,693
Earned premiums .......................................      17,020,440           13,585,007          19,037,427
Net investment income .................................       2,042,225            1,974,925           1,838,888
Claims and claim adjustment expenses incurred
    Related to:
    Current year ......................................       6,378,000            3,971,000           6,364,000
    Prior year ........................................        (334,000)              31,000             119,000
Amortization of deferred policy acquisition costs .....       9,597,252            6,296,010           8,643,187
Paid claims and claim adjustment expense ..............       6,349,000            4,859,000           5,449,000
Net premiums written ..................................      14,955,906           12,635,058          20,500,672

                                                                     SCHEDULE IV

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                                   REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                                                                          PERCENTAGE
                                                                       CEDED TO            ASSUMED                        OF AMOUNT
                                                    GROSS                OTHER           FROM OTHER                         ASSUMED
                                                    AMOUNT             COMPANIES          COMPANIES         NET AMOUNT       TO NET
                                                    ------             ---------          ---------         ----------       ------
Fire and allied lines insurance premiums:
  Year ended December 31, 1997                   $ 20,326,220         $    780,338        $   (9,689)       $19,536,193       (0.0)%
                                                 ============         ============        ==========        ===========        ===
  Year ended December 31, 1996                   $ 13,005,117         $    691,208        $  (29,511)       $12,284,398       (0.2)%
                                                 ============         ============        ==========        ===========        ===
  Year ended December 31, 1995                   $ 15,834,991         $    922,579        $ (196,996)       $14,715,416       (1.3)%
                                                 ============         ============        ==========        ===========        ===

Auto physical damage insurance premiums:
  Year ended December 31, 1997                   $    672,540         $       --          $     --          $   672,540        0.0%
                                                 ============         ============        ==========        ===========        ===
  Year ended December 31, 1996                   $    (18,430)        $       --          $     --          $   (18,430)       0.0%
                                                 ============         ============        ==========        ===========        ===
  Year ended December 31, 1995                   $    254,462         $     10,810        $      (11)       $   243,652        0.0%
                                                 ============         ============        ==========        ===========        ===

Flood insurance premiums:
  Year ended December 31, 1997                   $  2,859,438         $  2,859,438              --                 --          0.0%
                                                 ============         ============        ==========        ===========        ===
  Year ended December 31, 1996                   $  2,267,703         $  2,267,703              --                 --          0.0%
                                                 ============         ============        ==========        ===========        ===
  Year ended December 31, 1995                   $  1,234,443         $  1,234,443              --                 --          0.0%
                                                 ============         ============        ==========        ===========        ===

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

                                             NATIONAL INSURANCE GROUP,
                                             a California corporation


Date: March 26, 1998                         By: /s/ ROBERT P. BARBAROWICZ
                                                --------------------------------
                                                Robert P. Barbarowicz,
                                                Executive Vice President,
                                                General Counsel and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                          DATE
           ---------                        -----                          ----

/s/   MARK A. SPEIZER          Director, Chief Executive Officer,      March 26, 1998
--------------------------      and Chairman of the Board
      Mark A. Speizer


/s/   BRUCE A. COLE
--------------------------     Director and President                  March 26, 1998
      Bruce A. Cole

/s/ GREGORY S. SAUNDERS
--------------------------     Executive Vice President, Treasurer     March 26, 1998
    Gregory S. Saunders         and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

/s/   BARD E. BUNAES
--------------------------     Director                                March 26, 1998
      Bard E. Bunaes

/s/ LAWRENCE M. GOODMAN
--------------------------     Director                                March 26, 1998
    Lawrence M. Goodman

/s/   SAUL B. JODEL
--------------------------     Director                                March 26, 1998
      Saul B. Jodel

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------


   3.1      Articles of Incorporation of Company, as Amended (2)

   3.2      Bylaws of Company (1)

  10.1      1986 Stock Option Plan, as amended through July 11, 1997

  10.2      1991 Director Option Plan, as amended through May 23, 1995 (6)

  10.4      Memoranda of Reinsurance as to First and Second Property Per Risk
            Excess of Loss Reinsurance Agreements and the First, Second and
            Third Property Catastrophe Excess Reinsurance Agreements (1996) (6)

  10.5      Memoranda of Reinsurance as to First Property Per Risk Excess of
            Loss Reinsurance Agreements and the First, Second and Third Property
            Catastrophe Excess Reinsurance Agreements (1997) (9)

  10.6      Memoranda of Reinsurance as to First Property Per Risk Excess of
            Loss Reinsurance Agreements and the First, Second and Third Property
            Catastrophe Excess Reinsurance Agreements (1998)

  10.7 Second Amendment of John R. Gaulding At-Will Employment Agreement dated July 10, 1996 10.7 by and John R. Gaulding, National Insurance
            Group, its current and future subsidiaries (7)

  10.8      Lease Agreement dated March 20, 1995 between Thomas H. Lagos, James
            H. Lagos and Fastrac Systems, Inc., Insurance Agent and Broker for the premises located at One South Limestone Street, Springfield,
            Ohio (6)

  10.9      Lease Agreement dated June 3, 1992 between the Company and Tomoe
            Investment & Development, Inc. for the premises located at 395
            Oyster Point Boulevard, Suite 500, South San Francisco, California
            (3)

  10.10     Form of First Amendment of Oyster Point Marina Business Park Office
            Lease (Suite 500) dated September 29, 1993 between Tomoe Investment
            & Development, Inc. and National Insurance Group (4)

  10.11     Assignment and Assumption of Lease dated August 1, 1993 between San
            Mateo Financial Corporation and National Insurance Group for the premises located at 395 Oyster Point Boulevard, Suite 550, South San
            Francisco, California (4)

  10.12     Form of First Amendment of Oyster Point Marina Business Park Office
            Lease (Suite 550) dated September 29, 1993 between Tomoe Investment
            & Development, Inc. and National Insurance Group (4)

  10.13     Sublease Agreement dated March 24, 1994 between the Company and PHH
            Homequity Corporation for the premises located at 1855 Gateway
            Boulevard, Concord, California (5) Office Lease dated January 1,
            1998 between Pinnacle Data Corporation and Systron Business

  10.14     Center, LLC, for the premises at 2727 Systron Drive, Concord,
            California (exhibits omitted).

  10.15 Form of Indemnification Agreement between Registrant and its officers and directors (4)

  10.16 Form of Change of Control Severance Agreement and Mutual Release entered into between National and Paulette J. Taylor (July 10,
            1996), Kevin C. Eichler (June 26, 1996) and Roger Conley (July 10,
            1996) (7)

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  10.17 Form of Donation Agreement entered into between National and Roger Conley (July 11, 1996), Kevin C. Eichler (July 11, 1996), John R. Gaulding (July 11, 1996), and Paulette J. Taylor (July 11, 1996) (7)

  10.18 Mark A. Speizer Employment Agreement dated July 11, 1996 by and between National and Mark A. Speizer (7)

  10.19 Bruce A. Cole Employment Agreement dated July 11, 1996 by and between National and Bruce A. Cole (7)

  10.20 Employment Agreement effective August 12, 1996 by and between National and Robert P. Barbarowicz (9)

  10.21 Consulting Agreement dated September 11, 1996 by and between National and Scorpion Holdings, Inc. (8)

  10.22 Employment Agreement dated March 10, 1997 by and between National and Gregory S. Saunders (9)

  10.23 Employment Agreement dated May 7, 1997 by and between National and Douglas H. Helm (10)

  10.24 Assets Purchase Agreement by and among New ARTS Acquisition, Inc., National Insurance Group, American Realty Tax Services, Inc., American Realty Tax Services of New York, Inc., and Certain Shareholders dated August 15, 1997 and Amendment No. 1 to Assets Purchase Agreement dated September 18, 1997 (11)

  10.25 Credit Terms and Conditions dated April 2, 1997, by and between National Insurance Group and Imperial Bank and Amendment No. 1 to Credit Terms and Conditions dated September 17, 1997, by and between National Insurance Group and Imperial Bank (12)

  10.26 Credit Terms and Conditions dated September 11, 1997, by and between New Arts Acquisition, Inc. and Imperial Bank (12)

  10.27 Note dated September 11, 1997, made by New Arts Acquisition, Inc. payable to Imperial Bank in the original principal amount of $11,268,000 (12)

  10.28 Addendum to Note dated September 11, 1997, made by New Arts Acquisition, Inc. (12)

  10.29 Note dated September 11, 1997, made by National Insurance Group payable to Imperial Bank in the original principal amount of $1,000,000 (12)

  10.30 Letter Amendment dated March 20, 1998, which amends the Note dated September 11, 1997, made by National Insurance Group payable to Imperial Bank in the original principal amount of $1,000,000.

  10.31 Continuing Guarantee dated September 11, 1997, by National Insurance Group for the benefit of Imperial Bank (12)

  10.32 General Security Agreement dated September 11, 1997, by New Arts Acquisition, Inc. for the benefit of Imperial Bank (12)

  10.33 Pledge Agreement dated September 10, 1996, by and between National Insurance Group and Imperial Bank, as amended by Amendment No. 1 to Pledge Agreement dated April 2, 1997, and as further amended by Amendment No. 2 to Pledge Agreement dated September 18, 1997 (12)

  10.34 401(k) Plan, First Amendment to 401(k) Plan and Participation Agreements (9) 10.34 401(k) Plan, as amended, dated as of October 1, 1997, ValuSelect Trust Agreement, and Adoption Agreement

  11.1 Computation of Weighted Average Shares Outstanding and Earnings per Share

  21.1      Subsidiaries of Company

  24.1      Power of Attorney

  27.1      Financial Data Schedule

  27.2      Restated Financial Data Schedule for September 30, 1997

  27.3      Restated Financial Data Schedule for June 30, 1997

  27.4      Restated Financial Data Schedule for March 31, 1997

  27.5      Restated Financial Data Schedule for December 31, 1996

  27.6      Restated Financial Data Schedule for September 30, 1996

  27.7      Restated Financial Data Schedule for June 30, 1996

  27.8      Restated Financial Data Schedule for March 31, 1996

  27.9      Restated Financial Data Schedule for December 31, 1995

---------------

(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33- 14940) which became effective July 21, 1987.

(2) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1990.

(3) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1992.

(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-2 (No. 33- 71290) which became effective December 16, 1993.

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

(9) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1996.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

(11) Incorporated by reference to exhibits filed with the Company's Form 8-K dated September 18, 1997.

(12) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1997.

      THE REGISTRANT WILL FURNISH ANY EXHIBIT UPON THE PAYMENT OF A REASONABLE FEE, WHICH FEE SHALL BE LIMITED TO THE REGISTRANT'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBIT.