Form 10-Q
period 1998-03-31
NATIONAL INSURANCE GROUP /CA/
filed 1998-05-12
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  MARCH 31, 1998              Commission file number:  0-16332


                            NATIONAL INSURANCE GROUP
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                          94-3031790
(State of Incorporation)                       (IRS Employer Identification No.)

395 OYSTER POINT BOULEVARD, SUITE 500
   SOUTH SAN FRANCISCO, CALIFORNIA                            94080
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

Yes   XX       No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,102,882 shares as of May 6, 1998.

                            NATIONAL INSURANCE GROUP
                         TABLE OF CONTENTS TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                            PAGE
Item 1 - Financial Statements:

        Consolidated Balance Sheets as of March 31, 1998 and
        December 31, 1997                                                    1

        Consolidated Statements of Earnings for the three months
        ended March 31, 1998 and 1997                                        2

        Consolidated Statements of Shareholders' Equity
        for three months ended March 31, 1998 and 1997                       3

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1998 and 1997.                          4

Notes to Consolidated Financial Statements                                 5-6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  13

Item 2 - Changes in Securities                                              13

Item 3 - Defaults Upon Senior Securities                                    13

Item 4 - Submission of Matters to a Vote of Security Holders                13

Item 5 - Other Information                                                  13

Item 6 - Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14


                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and December 31, 1997
                 (in thousands of dollars, except share amounts)

                                                               March 31,           December 31,
                                                                 1998                 1997
                                                               ---------            ----------
                                                             (unaudited)
ASSETS:

 Fixed maturities                                               $ 14,735             $  15,359
 Equity securities                                                 5,143                 4,200
 Short-term investments                                            6,291                 9,290
                                                               ---------            ----------

Total investments                                                 26,169                28,849
                                                                --------              --------

Cash                                                                 285                 1,113
Net Premiums and
  accounts receivable                                             10,242                 8,990
Accrued interest receivable                                          418                   499
Property and equipment, net                                        6,063                 5,424
Deferred acquisition costs                                         2,409                 2,704
Deferred federal income taxes                                      3,209                 3,117
Intangible assets                                                 13,058                13,178
Other assets                                                       1,504                 2,918
                                                               ---------             ---------

  Total assets                                                 $  63,357             $  66,742
                                                               =========             =========

LIABILITIES:

Reserve for losses and LAE                                    $    3,480            $    3,232
Unearned premiums                                                  5,529                 6,217
Commissions payable                                                  890                   837
Accrued expenses and other
 liabilities                                                       4,603                 6,125
Drafts payable                                                       813                   832
Notes payable                                                      9,351                 9,601
Reserve for return premiums                                        2,656                 4,399
Deferred revenue                                                   8,026                 7,719
                                                             -----------            ----------

  Total liabilities                                           $   35,348             $  38,962
                                                              ----------             ---------

SHAREHOLDERS' EQUITY:

Common Stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding 4,042,882
  in 1998 and 4,032,882 in 1997                                   18,705                18,610
Retained earnings                                                  9,304                 9,170
                                                              ----------             ---------

  Total shareholders' equity                                  $   28,009             $  27,780
                                                              ----------             ---------
  Total liabilities and
    shareholders' equity                                      $   63,357             $  66,742
                                                              ==========             =========


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 1998 and 1997
                (in thousands of dollars, except share amounts)
                                  (unaudited)


                                                         First Quarter
                                                ----------------------------
                                                    1998            1997
                                                -----------      -----------
Net premiums written                            $     4,247      $     4,647
Change in unearned premiums                             688             (470)
                                                -----------      -----------

Net premiums earned                                   4,935            4,177
Real estate information services                      8,502            4,306
Tracking fees                                         2,043            1,760
Net commission income                                    69              217
Net investment income                                   430              454
                                                -----------      -----------

   TOTAL REVENUES                                    15,979           10,914
                                                -----------      -----------


Personnel expenses                                    7,024            4,951
Loss and LAE incurred                                 1,973            1,213
Commissions
  to non-affiliates                                     864              415
All other expenses                                    5,236            3,156
                                                -----------      -----------

   TOTAL EXPENSES                                    15,097            9,735
                                                -----------      -----------

Income before provision
  for income taxes                                      882            1,179

Provision for income taxes                              294              377
                                                -----------      -----------
   NET INCOME                                   $       588      $       802
                                                ===========      ===========

Weighted average common and
  common equivalent shares
  outstanding-Basic                               4,033,882        3,896,937
                                                ===========      ===========

                     Diluted                      4,179,883        3,970,316
                                                ===========      ===========

Per share results:

Net income per share-Basic                      $      0.15      $      0.21
                                                ===========      ===========

                      Diluted                   $      0.14      $      0.20
                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the three months ended March 31, 1998 and 1997
                (in thousands of dollars, except share amounts)
                                  (unaudited)


                                                                         Total
                               Common Stock                              Share-
                          ------------------------      Retained        holders'
                           Shares         Amount        Earnings         Equity
                          ---------      ---------      ---------       ---------
Balance at
Dec. 31, 1996             3,896,937      $  17,592      $  10,960       $  28,552

Net Income                       --             --            802             802

Unrealized gain, net
of deferred tax                  --             --              1               1
                          ---------      ---------      ---------       ---------

Balance at
March 31, 1997            3,896,937      $  17,592      $  11,763       $  29,355
                          =========      =========      =========       =========


Balance at
Dec. 31, 1997             4,032,882      $  18,610      $   9,170       $  27,780

Net income                       --             --            588             588

Options exercised            10,000             95             --              95

Dividends paid                   --             --           (443)           (443)

Unrealized loss
net of deferred tax              --             --            (11)            (11)
                          ---------      ---------      ---------       ---------

Balance at
March 31, 1998            4,042,882      $  18,705      $   9,304       $  28,009
                          =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INSURANCE GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                (in thousands of dollars, except share amounts)
                                  (unaudited)

                                                                   March 31,    March 31,
                                                                      1998         1997
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income                                                 $   588       $   802
        Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                 502           291
         Change in assets and liabilities:
           (Increase) decrease in net premiums and accounts
             receivable and accrued interest receivable             (1,220)        1,054
           (Increase) decrease in deferred acquisition costs           295          (216)
           Increase (decrease) in insurance liabilities             (2,202)        1,130
           Decrease in tax assets                                    1,871           393
           Other, net                                               (1,733)       (1,777)
                                                                   -------       -------
             Net cash provided (used) by operating activities       (1,899)        1,677
                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of investments                                  (4,131)       (1,594)
           Maturity of investments                                   6,793           652
           Purchase of equipment                                      (993)         (413)
                                                                   -------       -------
             Net cash provided (used) by investing activities        1,669        (1,355)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
           Principal payments on notes payable                        (250)         (250)
                  Stock options exercised                               95            --
                  Dividends to shareholders                           (443)           --
                                                                   -------       -------
             Net cash (used) by financing activities                  (598)         (250)
                                                                   -------       -------

        Net increase (decrease) in cash                               (828)           72
        Cash at beginning of period                                  1,113         3,183
                                                                   -------       -------
        Cash at end of period                                      $   285       $ 3,255
                                                                   =======       =======

   The accompanying notes are an integral part of these financial statements.

                    NATIONAL INSURANCE GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Financial Information

        In the opinion of management, the financial information for National Insurance Group ("National" and, together with its subsidiaries, the "Company") contained in this Report reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the three month period ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the results to be expected in the future.

2.  Acquisition

        In September 1997, two wholly-owned subsidiaries of National acquired substantially all of the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation, and American Realty Tax Services of New York, Inc., a Virginia corporation. As a result of this acquisition, National performs real estate tax services through its wholly-owned subsidiaries, Pinnacle Real Estate Tax Services, Inc., a Delaware corporation, and Pinnacle Real Estate Tax Services of New York, Inc., a Delaware corporation (collectively, "PinTax"). Please refer to "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1997 for details regarding this transaction. The financial results for the first quarter of 1998 reflect the operating results of PinTax, but the results for the comparable period of 1997 do not.

3.   Dividend

        On February 8, 1998 the Company's Board of Directors declared a dividend of $0.11 per share, which was paid on February 25, 1998 to shareholders of record on February 19, 1998. The aggregate amount of the dividend payment was approximately $443,617.

4.  Comprehensive income

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income for the three month period ended March 31, 1998 and March 31, 1997 includes unrealized losses net of deferred tax of $11,000 and unrealized gains net of deferred tax of $1,000, respectively.

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

6. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.

7.   Subsequent events

        On May 1, 1998, the Company's Board of Directors declared a dividend of $0.04 per share. The dividend is payable on May 29, 1998 to shareholders of record on May 18, 1998.



           These quarterly interim financial statements are unaudited.


                      THIS SPACE LEFT BLANK INTENTIONALLY.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the interim financial statements and the notes thereto, which are set forth elsewhere in this Report.

    In addition to historical information, this Report contains forward-looking statements. Such statements include, but are not limited to, forward-looking statements made in this Report which are identified by the words "believe", "expects", "aware", "anticipates" or similar expressions as they relate to National Insurance Group ("National" and, together with its subsidiaries, the "Company") or its management. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Report under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results." These forward-looking statements reflect management's opinions as of the date of this Report. Undue reliance should not be placed on such forward looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

FIRST QUARTER OF 1998 COMPARED WITH FIRST QUARTER OF 1997

    The dollar amounts referred to in this section comparing operating results for the three months ended March 31, 1997 with March 31, 1998 are approximate amounts stated in millions unless otherwise indicated. These figures are based upon the financial statements included elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted. All percentages referred to in this section comparing operating results for the three months ended March 31, 1997 with March 31, 1998 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted.

  Revenue

    Total revenue of the Company for the first quarter increased from $10.9 million in 1997 to $16.0 million in 1998, an increase of $5.1 million, or 46.4%.

    Net premiums written by National's wholly owned subsidiary, Great Pacific Insurance Company ("GPIC"), for the first quarter decreased from $4.6 million in 1997 to $4.2 million in 1998, a decrease of $0.4 million, or 8.6%. The decrease in net premiums written was primarily due to the loss in the third and fourth quarters of 1997 of two mortgage tracking customers.

    Net premiums earned for the first quarter increased from $4.2 million in 1997 to $4.9 million in 1998, an increase of $758,000, or 18.1%. Premium revenue is generally earned ratably over a twelve month period and is affected by net premiums written over the prior twelve months and the change in unearned premiums during the current reporting period. Although net premiums written decreased for the three months ended March 31, 1998 as previously described, this was more than offset by the change in unearned premiums for the three months ended March 31, 1998, which decreased by $688,000, compared to an increase of $470,000 for the same period of 1997. The reduction in unearned premiums was a result of a reduction in net premiums written in the first quarter of 1998 from the previous three quarters.

    Real estate information services revenues for the first quarter increased from $4.3 million in 1997 to $8.5 million in 1998, an increase of $4.2 million, or 97.4%. Approximately half of this increase is a result of higher volume of flood zone inquires, which was aided by an increase in the number of mortgage loan financings and refinancings in the first quarter of 1998. The other half of the increase was a result of the September 1997 acquisition of certain assets and assumption of certain liabilities of American Realty Tax Services, Inc. and American Realty Tax Services of New York, Inc. (the "Arts Acquisition"). As a result of the Arts Acquisition, National, through its wholly-owned subsidiaries, Pinnacle Real Estate Tax Services, Inc. and Pinnacle Real Estate Tax Services of New York, Inc. (collectively, "PinTax"), derives revenues from performing real estate tax services for certain customers.

    Tracking fees for the first quarter increased from $1.8 million in 1997 to $2.0 million in 1998, an increase of $283,000, or 16.1%. The increase was a result of higher motor vehicle tracking volumes from existing and new customers.

  Expenses

    Personnel expenses in the first quarter increased from $4.9 million in 1997 to $7.0 million in 1998, an increase of $2.1 million, or 41.9%. The increase in personnel expenses was primarily due to the Arts Acquisition. Personnel expenses as a percent of total revenue was approximately the same at 45.4% in 1997 as compared to 44.0% in 1998.

    Loss and loss adjustment expenses (LAE) incurred for the first quarter increased from $1.2 million (29.0% of net premiums earned) in 1997 to $2.0 million (40.0% of net premiums earned) in 1998, an increase of $760,000, or 62.7%. The average loss and loss adjustment expense per new claim reported in the first quarter of 1997 was approximately $6,800, compared to $6,500 for the same period in 1998. The number of losses increased from 176 in 1997 to 302 in 1998.

    Commissions to non-affiliates, which includes the change in commissions capitalized in connection with the writing, or acquisition, of insurance policies ("Deferred Acquisition Costs"), increased in the first quarter from $415,000 (9.9% of net premiums earned) in 1997 to $864,000 (17.5% of net premiums earned) in 1998, an increase of $449,000, or 108.2%. The increase was primarily a result of a reduction in Deferred Acquisition Costs. The net change in Deferred Acquisition Costs is a function of the amount of insurance premiums being written by the Company versus the rate at which the Company's in-place insurance premiums are being earned, or "run-off". Accordingly, the change in Deferred Acquisition Costs is calculated as a percentage of the change in unearned premium. During the first quarter of 1998, the amount of new net premiums written by the Company declined relative to recent quarters, reducing the Company's balance of unearned premium and deferred acquisition costs.

    All other expenses in the first quarter increased from $3.2 million in 1997 to $5.2 million in 1998, an increase of $2.0 million or 65.9%. For the first quarter of 1997, this expense category included a $300,000 credit in connection with the full recovery of a note previously written-off in the fourth quarter of 1996. Notwithstanding this item, the increase in all other expenses was primarily a result of additional expenses of PinTax, including goodwill amortization and interest expense. PinTax was formed in September 1997 to effect the ARTS Acquisition.

    As a result of the above factors, income before provision for income taxes for the first quarter decreased from $1.2 million in 1997 to $882,000 in 1998, a decrease of $297,000. Net income for the first quarter of 1998 was $588,000, or $ 0.14 per diluted share compared with $802,000, or $0.20 per diluted share in 1997. The weighted average number of shares outstanding on a diluted basis for the first quarter of 1998 and 1997 was 4,179,883 and 3,970,316, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of a company's ability to secure sufficient cash to meet its contractual obligations and operating needs. National is a holding company with no operations and no sources of income itself except interest or investment income. The principal assets of National are the stock of its subsidiaries. National is, and for the foreseeable future will continue to be, dependent on the dividends from its subsidiaries and lines of credit to meet its liquidity requirements, including debt service obligations. Dividends payable to National by GPIC are subject to certain regulatory restrictions described below.

    The Company's primary sources of cash are from operating income and lines of credit. In the first quarter of 1998, the Company derived a substantial portion of its operating cash from the operating profits of Pinnacle Data Corporation ("Pinnacle Data"), as well as the net premiums written from GPIC. The Company believes that its cash flow from operations, existing cash balances and lines of credit will be sufficient to meet its working capital needs for the foreseeable future.

    GPIC collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of March 31, 1998, the Company had cash and short-term investments aggregating $6.6 million compared to $10.4 million at December 31, 1997.

    Of the Company's cash and short-term investments as of March 31, 1998, $6.4 million is held by GPIC compared to $8.7 million at December 31, 1997. Insurance companies, including GPIC, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that GPIC may pay National in any twelve (12) month period without prior regulatory approval is the greater of
(i) net income for the preceding calendar year, or (ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1997, GPIC had net income of $1.6 million and as of December 31, 1997, statutory policyholders' surplus of $25.6 million. For the year ended December 31, 1997, the maximum dividend permitted to be paid by GPIC to National was approximately $2.6 million. In May 1998, GPIC made a dividend payment to National in the amount of $2.5 million.

    Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholder's surplus. GPIC's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1997, GPIC's net written premium to policyholder surplus ratio was .8 to 1. Management believes that, as of March 31, 1998, this ratio has not materially changed.

    Consolidated stockholders' equity at March 31, 1998, totaled $28.0 million, or $6.70 per diluted share compared to $27.8 million, or $7.00 per diluted share, at December 31, 1997.

    Inflation or deflation and other factors generally affect the rate of investment return in the securities and financial markets, and increases and decreases in such investment return rates have a corresponding effect on the Company's investment income.

FACTORS AFFECTING FUTURE FINANCIAL CONDITION AND OPERATING RESULTS

        Significant Customers

    In 1997, Advanta Mortgage Corp. accounted for 11.8% of consolidated revenues of the Company. During the second half of 1997 the Company received notice that Advanta Mortgage Corp. and one other customer would not renew their hazard tracking, outsourcing and lender-placed insurance contracts. Such customers accounted for 7.3% of consolidated revenues in 1995, 11.2% in 1996 and 18.8% in 1997. Management believes that the decrease in revenue due to the loss of these customers may be delayed and offset, in part, by changes in certain reserves potentially arising from the customers' departures, and additional business from new and existing customers. The decrease in revenue will also be delayed by the rate at which the unearned premium for such customers is earned over the year 1998. The Company is presently unable to estimate the amount of such offsets, which are dependent upon numerous factors, including, without limitation, the general health of the mortgage banking and vehicle financing industries and of the Company's customers, interest rates, general economic conditions, the realization of expected new business from new and existing customers and other factors. The loss of such customers may affect adversely the results of operations and earnings of the Company during 1998.

        Additional Expenses

    The Company anticipates that it may incur certain costs in 1998 in connection with various new business activities, including building its customer base, reorganizing operations and carrying on its product quality improvement programs. The overall goal of these activities is to enhance the long term value of the Company and to serve the needs of the Company's customers. The Company has begun to hire additional personnel, purchase new computer and other equipment, lease additional office space and incur other expenses in connection with these business activities. There can be no assurance that such costs will be offset by increases in revenue; and, in any event, the Company expects that any increase in revenue will lag the periods in which expenses are incurred. Furthermore, there can be no assurances that the hiring of additional personnel or the reorganizing of operations will lead to higher profitability. If such increases in expenses are not fully offset by increases in revenue, the Company's financial position and results of operations and earnings could be materially adversely affected.

        Earnings Volatility

    The Company's financial results can be significantly affected by a number of factors, including, but not limited to, the amount of net written premium and the rate of cancellation of insurance policies, the addition or loss of customers, a change in government regulations, the introduction of new products or enhanced services or delivery systems by the Company's competitors, changes in the number of loans or personal property leases being tracked for customers, increases or decreases in interest rates, and catastrophic loss events. For example, in 1992 GPIC incurred net losses relating to the Los Angeles riots and Hurricane Andrew of $612,000 and $527,000, respectively. In November 1993, GPIC received claims of approximately $650,000 from policyholders for losses arising out of the October and November

1993 series of fires in Southern California. The Company also received an assessment of $725,000 from the California Fair Plan Association, a mandatory insurance pool for certain property and casualty losses in California, relating to losses from those fires. In addition, revenues from the Company's Flood Zone Determination Services and Real Estate Tax Services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity, which is affected by changes in interest rates, could have a material impact on the Company's financial performance. The number of loans or leases for which the Company provides Tracking and Outsourcing Services may increase or decrease depending upon, among other things, the number of new loans or leases serviced by its customers and the volume of loans or leases paid off or sold to others

        The Insurance Industry

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

        Reserve Adequacy

    GPIC is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what GPIC expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by GPIC. Any significant changes in GPIC's estimate of ultimate losses on reported claims may materially adversely affect the results of GPIC's operations in the period reported. GPIC has in the past experienced adverse developments in its loss reserves. GPIC's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. GPIC's most recent actuarial review of such reserves as of December 31, 1997 concluded that the reserves (i) met the requirements of the insurance laws of California; (ii) were computed in accordance with accepted loss reserving standards and principles; and, (iii) make a reasonable provision for all unpaid loss and loss expense obligations of GPIC under the terms of its policies and agreements.

    GPIC also maintains a reserve for return premiums which is based upon GPIC's historical experience. As is prevalent in the lender-placed insurance industry, a substantial amount of GPIC's net premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which GPIC uses as a basis for recording written premiums, or the loss of customers. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by GPIC in the future. See the Company's annual report on Form 10-K, "Business - Insurance Operations".

        Underwriting Risks

    Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although GPIC applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of lender-placed insurance and REO Insurance generally requires GPIC to write specialized insurance within predesignated limits and geographic areas, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, GPIC may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks. In addition, GPIC may not have adequate spread of risk in a particular geographic area. See the Company's annual report on Form 10-K, "Business - Insurance Operations - Underwriting".

        Reinsurance Considerations

    GPIC's business is partially dependent upon its ability to cede to reinsurers risks insured by GPIC. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of GPIC, which can affect GPIC's level of business and profitability. GPIC is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay GPIC for the losses of the insureds. As a result of the anticipated increased cost and more limited availability of reinsurance, in the future, GPIC may elect to retain a higher portion of the risk historically ceded to reinsurers. If GPIC were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by GPIC. This increased exposure could have a material adverse effect on the Company's results of operations. See the Company's annual report on Form 10-K, "Business Regulation - Reinsurance".

        Errors and Omissions

    National's wholly owned subsidiary, Pinnacle Data, indemnifies its customers for certain losses resulting from erroneous flood inquiry determinations, where a borrower was not properly advised whether the collateral was located in or out of an SFHA. PinTax indemnifies its customers for real estate late-payment penalties, interest on late-paid taxes and loss of tax payment discounts as a result of certain errors or omissions made by PinTax. In addition, two other subsidiaries of National, Pinnacle Management Solutions Insurance Services and Fastrac Systems, Inc., indemnify customers for certain errors and omissions made by either of them. The Company maintains insurance coverage in the maximum aggregate amount of $5 million for certain types of errors and omissions. The policy coverage is provided on a claims made basis. While to date the Company has experienced no significant losses related to errors or omissions and maintains reserves equal to its self insured retention for errors and omissions losses, there can be no assurance such reserves will prove adequate in the future or that the Company's insurance will avert adverse impacts as a result of any errors or omissions.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

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

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

        Exhibit 10.1 Credit Terms and Conditions dated September 10, 1996, by and between National Insurance Group and Imperial Bank.


        Exhibit 10.2 Note dated September 10, 1996, made by National
                     Insurance Group payable to Imperial Bank in the original principal amount of $2,000,000.

        Exhibit 10.3 Pledge Agreement dated September 10, 1996 by and between National Insurance Group and Imperial Bank.

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

                                     NATIONAL INSURANCE GROUP
                                           (REGISTRANT)



                                       BY:  /s/ MARK A. SPEIZER
                                          --------------------------------------
DATE: MAY 8, 1998                          (SIGNATURE)
                                     Mark A. Speizer, Chairman
                                     of the Board and Chief
                                     Executive Officer




                                     BY:  /s/ GREGORY S. SAUNDERS
                                          --------------------------------------
DATE: MAY 8, 1998                           (SIGNATURE)
                                     Gregory S. Saunders,
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

         Exhibit
         Number
         -------

          10.1 Credit Terms and Conditions dated September 10, 1996, by and between National Insurance Group and Imperial Bank.


          10.2 Note dated September 10, 1996, made by National Insurance Group payable to Imperial Bank in the original principal amount of $2,000,000.

          10.3 Pledge Agreement dated September 10, 1996 by and between National Insurance Group and Imperial Bank.

          11.1 Computation of weighted average shares outstanding and earnings per share.

          27.1      Financial data schedule.