Form 10-Q
period 1998-06-30
NATIONAL INFORMATION GROUP
filed 1998-08-14
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  JUNE 30, 1998              Commission file number:  0-16332


                           NATIONAL INFORMATION GROUP
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

Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,106,382 shares as of August 10, 1998.

                           NATIONAL INFORMATION GROUP
                               INDEX TO FORM 10-Q

                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

        Consolidated Balance Sheets as of June 30, 1998 and
        December 31, 1997                                                          2

        Consolidated Statements of Earnings for the periods
        ended June 30, 1998 and 1997                                               3

        Consolidated Statements of Shareholders' Equity
        for the six months ended June 30, 1998 and 1997                            4

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1998 and 1997                                    5

        Notes to Consolidated Financial Statements                               6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              8-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk               15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                        15

Item 2 - Changes in Securities                                                    15

Item 3 - Defaults Upon Senior Securities                                          15

Item 4 - Submission of Matters to a Vote of Security Holders                   15-16

Item 5 - Other Information                                                        16

Item 6 - Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                        17

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1998 and December 31, 1997
                 (in thousands of dollars, except share amounts)

                                              June 30,   December 31,
                                                1998        1997
                                              --------   ------------
                                            (unaudited)
ASSETS:

 Fixed maturities                             $12,727      $15,359
 Equity securities                              5,523        4,200
 Short-term investments                         4,492        9,290
                                              -------      -------

  Total investments                            22,742       28,849
                                              -------      -------

Cash                                            1,794        1,113
Net premiums and
  accounts receivable                          12,376        8,990
Accrued interest receivable                       451          449
Property and equipment, net                     6,903        5,424
Deferred acquisition costs                      2,446        2,704
Deferred federal income taxes receivable        3,293        3,117
Intangible assets                              15,458       13,178
Other assets                                    2,063        2,918
                                              -------      -------

  Total assets                                $67,526      $66,742
                                              =======      =======

LIABILITIES:

Reserve for losses and LAE                    $ 3,155      $ 3,232
Unearned premiums                               5,622        6,217
Commissions payable                               921          837
Accrued expenses and other
  liabilities                                   6,759        6,125
Drafts payable                                    262          832
Notes payable                                  11,700        9,601
Reserve for return premiums                     1,910        4,399
Deferred revenue                                8,511        7,719
                                              -------      -------

Total liabilities                              38,840       38,962
                                              -------      -------

SHAREHOLDERS' EQUITY:

Common stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding 4,106,382
  in 1998 and 4,032,882 in 1997                19,276       18,610
Retained earnings                               9,410        9,170
                                              -------      -------

  Total shareholders' equity                  $28,686      $27,780
                                              -------      -------
  Total liabilities and
    shareholders' equity                      $67,526      $66,742
                                              =======      =======


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  For the periods ended June 30, 1998 and 1997
          (in thousands of dollars, except share and per share amounts)
                                   (unaudited)


                                            Second Quarter                     Six Months
                                     ----------------------------      --------------------------
                                          1998          1997              1998          1997
                                     -----------      -----------      ----------     -----------
Net premiums written                 $     4,577      $     5,067      $    8,826     $     9,714
Change in unearned premiums                  (92)            (596)            595          (1,066)
                                     -----------      -----------      ----------     -----------

Net premiums earned                        4,485            4,471           9,421           8,648
Real estate information services           9,182            5,673          17,685           9,979
Tracking fees                              2,133            1,834           4,176           3,594
Net commission income                        383              171             452             388
Net investment income                        460              444             889             899
                                     -----------      -----------      ----------     -----------

   TOTAL REVENUES                         16,643           12,593          32,623          23,508
                                     -----------      -----------      ----------     -----------

Loss and LAE incurred                      1,590            1,673           3,563           2,886
Commissions to
  non-affiliates                           1,024              686           1,888           1,101
Personnel expenses                         7,923            5,621          14,947          10,572
All other expenses                         5,488            3,278          10,724           6,434
                                     -----------      -----------      ----------     -----------

   TOTAL EXPENSES                         16,025           11,258          31,122          20,993
                                     -----------      -----------      ----------     -----------

Income before provision
  for income taxes                           618            1,335           1,501           2,515

Provision for
  income taxes                               191              497             485             875
                                     -----------      -----------      ----------     -----------

   NET INCOME                        $       427      $       838      $    1,016     $     1,640
                                     ===========      ===========      ==========     ===========

Weighted average common and
  common equivalent shares
  outstanding:
    Basic                              4,101,985        3,909,893       4,087,311       3,909,829
                                     ===========      ===========      ==========     ===========

    Diluted                            4,306,676        3,989,724       4,292,002       3,989,660
                                     ===========      ===========      ==========     ===========

Per share results:

Net income per share:
    Basic                            $      0.10      $      0.21      $     0.25     $      0.42
                                     ===========      ===========      ==========     ===========

    Diluted                          $      0.10      $      0.21      $     0.24     $      0.41
                                     ===========      ===========      ==========     ===========


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the six months ended June 30, 1998 and 1997 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                  Total
                              Common Stock                        Share-
                         ---------------------     Retained       holders'
                          Shares        Amount     Earnings       Equity
                         ---------     -------     --------      --------
Balance at
Dec. 31, 1996            3,896,937     $17,592     $ 10,960      $ 28,552

Net income                      --          --        1,640         1,640

Options exercised           19,166         101           --           101

Dividends paid                  --          --       (4,229)       (4,229)

Unrealized loss, net
of deferred tax                 --          --          (32)          (32)
                         ---------     -------     --------      --------

Balance at
June 30, 1997            3,916,103     $17,693     $  8,339      $ 26,032
                         =========     =======     ========      ========

Balance at
Dec. 31, 1997            4,032,882     $18,610     $  9,170      $ 27,780

Net income                      --          --        1,016         1,016

Options exercised           73,500         666           --           666

Dividends paid                  --          --         (608)         (608)

Unrealized loss,
net of deferred tax             --          --         (168)         (168)
                         ---------     -------     --------      --------

Balance at
June 30, 1998            4,106,382     $19,276     $  9,410      $ 28,686
                         =========     =======     ========      ========


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                  June 30,      June 30,
                                                                    1998          1997
                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                $  1,016      $  1,640
        Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                               1,127           610
         Change in assets and liabilities:
           Increase in net premiums and accounts
             receivable and accrued interest receivable             (3,388)       (3,420)
           (Increase) decrease in deferred acquisition costs           258          (306)
           Increase (decrease) in insurance liabilities             (3,732)        3,346
           Increase in deferred federal tax receivable                (176)         (215)
           Other, net                                                 (208)          602
                                                                  --------      --------
             Net cash provided (used) by operating activities       (5,102)        2,257
                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of investments                                  (5,449)      (25,434)
           Sale of investments                                         127           207
           Maturity of investments                                  11,262        30,625
           Purchase of equipment                                    (2,313)       (1,254)
                                                                  --------      --------
             Net cash provided by investing activities               3,627         4,144
                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
           Stock options exercised                                     666           100
           Dividends to shareholders                                  (608)       (4,229)
           Proceeds from borrowing                                   2,740            --
           Principal payments on notes payable                        (642)         (500)
                                                                  --------      --------
             Net cash provided (used) by financing activities        2,156        (4,629)
                                                                  --------      --------

        Net increase in cash and cash equivalents                      681         1,772
        Cash and cash equivalents at beginning of period             1,113         3,183
                                                                  --------      --------
        Cash and cash equivalents at end of period                $  1,794      $  4,955
                                                                  ========      ========




   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information

        In the opinion of management, the financial information for National Information Group, formerly National Insurance Group, ("National" and, together with its subsidiaries, the "Company") contained in this Report reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results to be expected in the future.

        The consolidated balance sheet data at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Acquisition

        In September 1997, two wholly-owned subsidiaries of National acquired substantially all of the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation, and American Realty Tax Services of New York, Inc., a Virginia corporation (collectively, "ARTS"). As a result of this acquisition, National performs real estate tax services through its wholly-owned subsidiaries, Pinnacle Real Estate Tax Services, Inc., a Delaware corporation, and Pinnacle Real Estate Tax Services of New York, Inc., a Delaware corporation (collectively, "PinTax"). Please refer to "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1997 for details regarding this transaction. The financial results for the second quarter of 1998 reflect the operating results of PinTax, but the results for the comparable period of 1997 do not.

        Pursuant to the asset purchase agreement, PinTax paid to the sellers of ARTS (the "Sellers") in May 1998 approximately $2.47 million in additional consideration ("Additional Consideration"). The Additional Consideration resulted from PinTax receiving cash revenues in excess of certain targets for the twelve month period ended April 30, 1998. Approximately $1.44 million of Additional Consideration was paid in cash; the remaining $1.03 million of Additional Consideration was paid in the form of a note to the Sellers (the "Purchaser Note"). The Purchaser Note bears simple interest of 8% per annum. Principal and interest are due in equal quarterly installments over the three years ending May 2001, with the first installment due on June 18, 1998.

3.   Dividend

        On May 1, 1998 the Company's Board of Directors declared a dividend of $0.04 per share, which was paid on May 29, 1998 to shareholders of record on May 18, 1998. The aggregate amount of the dividend payment was $164,255.

4.  Comprehensive income

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income for the three month period ended June 30, 1998 and June 30, 1997 includes unrealized losses net of deferred tax of $157,000 and $31,000, respectively. For the six month period ended June 30, 1998 and June 30, 1997, comprehensive income includes unrealized losses net of deferred taxes of $168,000 and $32,000, respectively. The Company's comprehensive income for the three month period ended June 30, 1998 and June 30, 1997 was $270,000 and $807,000, respectively. The Company's comprehensive income for the six month period ended June 30, 1998 and June 30, 1997 was $848,000 and $1,608,000, respectively.

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

6. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's fiscal year ending December 31, 1999.

7.   Reclassification

        For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

8.   Subsequent events

        On August 6, 1998 the Company's Board of Directors declared a dividend of $0.05 per share. The dividend is payable on August 25, 1998 to shareholders of record on August 17, 1998.

           These quarterly interim financial statements are unaudited.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the interim financial statements and the notes thereto, which are set forth elsewhere in this Report.

        In addition to historical information, this Report contains forward-looking statements. Such statements include, but are not limited to, forward-looking statements made in this Report which are identified by the words "believe", "expects", "aware", "anticipates" or similar expressions as they relate to National Information Group ("National" and, together with its subsidiaries, the "Company") or its management. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Report under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results." These forward-looking statements reflect management's opinions as of the date of this Report. Undue reliance should not be placed on such forward looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

SECOND QUARTER OF 1998 COMPARED WITH SECOND QUARTER OF 1997:

        The dollar amounts referred to in this section comparing operating results for the three months ended June 30, 1997 with June 30, 1998 are approximate amounts stated in millions unless otherwise indicated. These figures are based upon the financial statements included elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted. All percentages referred to in this section comparing operating results for the three months ended June 30, 1997 with June 30, 1998 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted.

  Revenue

        Total revenues of the Company for the second quarter increased from $12.6 million in 1997 to $16.6 million in 1998, an increase of $4.0 million, or 32.2%.

        Net premiums written by the Company's wholly owned subsidiary, Great Pacific Insurance Company ("GPIC"), for the second quarter decreased from $5.1 million in 1997 to $4.6 million in 1998, a decrease of $490,000, or 9.7%. The decrease was primarily a result of the loss in the third and fourth quarter of 1997 of two hazard insurance tracking customers.

        Net premiums earned by GPIC for the second quarter of 1998 did not materially change from the $4.5 million earned in the comparable period of 1997. Premium revenue is generally earned ratably over a twelve month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the three months ended June 30, 1998, unearned premiums increased by $92,000, compared to an increase in unearned premiums of $596,000 for the same quarter of 1997.

        Real estate information services revenue, which includes revenues from flood zone determination services and real estate tax services, increased from $5.7 million in the second quarter of 1997 to $9.2 million in the same quarter of 1998, an increase of $3.5 million, or 61.9%. Approximately 76% of the increase was a result of the September 1997 acquisition of certain assets and assumption of certain liabilities of American Realty Tax Services, Inc. and American Realty Tax Services of New York, Inc. (the "Arts Acquisition"). As a result of the Arts Acquisition, National, through its wholly-owned subsidiaries, Pinnacle Real Estate Tax Services, Inc. and Pinnacle Real Estate Tax Services of New York, Inc. (collectively, "PinTax"), derives revenues from performing real estate tax services for certain customers. The remaining amount of the increase was a result of an increase in the volume of flood zone determination services from new and existing customers.

        Tracking fees for the second quarter increased from $1.8 million in 1997 to $2.1 million in 1998, an increase of $299,000, or 16.3%. The increase was a result of growth in the motor vehicle lease portfolios of the Company's customers.

        Expenses

        Loss and loss adjustment expenses (LAE) incurred for the second quarter decreased from $1.7 million (37.4% of net premiums earned) in 1997 to $1.6 million (35.5% of net premiums earned) in 1998, a decrease of $83,000, or 5.0%. The average loss and loss adjustment expense per new claim reported in the second quarter of 1998 was approximately $6,600, compared to $9,100 for the same period in 1997. The number of claims for losses increased from 183 in 1997 to 241 in 1998.

        Commissions to non-affiliates in the second quarter increased from $686,000 (15.3% of net premiums earned) in 1997 to $1.0 million (22.8% of net premiums earned) in 1998, an increase of $338,000 or 49.3%. The percentage of commissions paid to net premiums earned varies depending upon customer and agent/broker mix. The increase in commission expense - both in amount and as a percentage of net premiums earned -- is due to a larger percentage of GPIC's agents and brokers earning higher commission rates.

        Personnel expenses in the second quarter increased from $5.6 million in 1997 to $7.9 million in 1998, an increase of $2.3 million, or 41.0%. This increase was a result of (i) personnel expenses of PinTax, the expenses of which were not reported in the second quarter of 1997 because the Arts Acquisition occurred in September 1997; (ii) an increase in the volume of flood zone determination services and motor vehicles being tracked; and (iii) an increase in hiring of corporate and operations personnel to facilitate growth in the Company's customer base. Personnel expenses as a percent of total revenue increased from 44.6% in 1997 to 47.6% in 1998.

        All other expenses in the second quarter increased from $3.3 million in 1997 to $5.5 million in 1998, an increase of $2.2 million, or 67.4%. This increase was primarily a result of general, administrative and operating expenses of PinTax, the expenses of which were not reported in the second quarter of 1997 because the Arts Acquisition occurred in September 1997. In addition, the increase in other expenses was a result of an increase in general, administrative and operating costs of the Company's other subsidiaries resulting from growth in the Company's customer base.

        As a result of the above factors, income before provision for income taxes for the second quarter decreased from $1.3 million in 1997 to $618,000 in 1998, a decrease of $717,000. Net income for the second quarter of 1997 was $838,000, or $0.21 per diluted share compared with net income of $427,000, or $0.10 per diluted share in 1998. The weighted average number of diluted shares outstanding for the second quarter of 1997 and 1998 were 3,989,724 and 4,306,676, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997:

        Revenue

        Total revenue of the Company for the six month period increased from $23.5 million in 1997 to $32.6 million in 1998, an increase of $9.1 million, or 38.8%.

        Net premiums written for the period decreased from $9.7 million in 1997 to $8.8 million in 1998, a decrease of $888,000, or 9.1%. The decrease was primarily a result of the loss in the third and fourth quarters of 1997 of two hazard insurance tracking customers.

        Net premiums earned by GPIC for the period increased from $8.6 million in 1997 to $9.4 million in 1998, an increase of $773,000, or 8.9%. Premium revenue is generally earned ratably over a twelve month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the six months ended June 30, 1998, unearned premiums decreased by $595,000, compared to a increase in unearned premiums of $1.1 million for the same six months of 1997. The decrease was primarily a result of the loss in the third and fourth quarters of 1997 of two hazard insurance tracking customers.

        Real estate information services revenue for the period increased from $10.0 million in 1997 to $17.7 million in 1998, an increase of $7.7 million, or 77.2%. Approximately 62% of the increase was a result of revenues from real estate tax services; these revenues were not reported in the six months ended June 30, 1997 since the Arts Acquisition occurred in September 1997. The remaining amount of the increase was a result of an increase in the volume of flood zone determination services from new and existing customers.

        Tracking fees for the period increased from $3.6 million in 1997 to $4.2 million in 1998, an increase of $582,000, or 16.2%. The increase primarily resulted from the growth in the motor vehicle lease portfolios of the Company's customers.

  Expenses

        Loss and loss adjustment expenses (LAE) incurred for the six month period increased from $2.9 million (33.4% of net premiums earned) in 1997 to $3.6 million (37.8% of net premiums earned) in 1998, an increase of $677,000 or 23.5%. The average loss and loss adjustment expense per new claim reported in the six month period ended June 30, 1998 was approximately $6,500, compared to $8,000 for the same period in 1997. The number of claims for losses increased from 359 in the first 6 months of 1997 to 543 in the same period of 1998.

        Commissions to non-affiliates for the period increased from $1.1 million (12.7% of net premiums earned) in 1997 to $1.9 million (20.0% of net premiums earned) in 1998, an increase of $787,000, or 71.5%. The percentage of commissions paid to net premiums earned varies depending upon customer and agent/broker mix. The increase in commission expense - both in amount and as a percentage of net premiums earned -- is due to a larger percentage of GPIC's agents and brokers earning higher commission rates.

        Personnel expenses for the period increased from $10.6 million in 1997 to $14.9 million in 1998, an increase of $4.4 million or 41.4%. This increase was a result of (i) personnel expenses of PinTax, the expenses of which were not reported in the first six months of 1997 because the Arts Acquisition occurred in September 1997; (ii) an increase in the volume of flood zone determination services and motor vehicles being tracked; and (iii) an increase in hiring of corporate and operations personnel to facilitate growth in the Company's customer base. Personnel expenses as a percent of total revenue increased from 45.0% in 1997 to 45.8% in 1998.

        All other expenses in the six month period increased from $6.4 million in 1997 to $10.7 million in 1998, an increase of $4.3 million, or 66.7%. This increase was primarily a result of general, administrative and operating expenses of PinTax, the expenses of which were not reported in the six months ended June 30, 1997 because the Arts Acquisition occurred in September 1997. In addition, the increase in other expenses was a result of an increase in general, administrative and operating costs of the Company's other subsidiaries resulting from growth in the Company's customer base.

        As a result of the above factors, income before provision for income taxes for the first six month period decreased from $2.5 million in 1997 to $1.5 million in 1998, a decrease of $1.0 million. Net income for the first six months of 1997 was $1.6 million, or $0.41 per diluted share compared with net income of $1.0 million, or $0.24 per diluted share in 1998. The weighted average number of diluted shares outstanding for the six months ended June 30, 1997 and 1998 were 3,989,660 and 4,292,002, respectively.

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

        The Company's primary sources of cash are from operating income and lines of credit. In the second quarter of 1998, the Company derived a substantial portion of its operating cash from the operating profits of Pinnacle Data Corporation ("Pinnacle Data"), as well as the net premiums written from GPIC. The Company believes that its cash flow from operations, existing cash balances and lines of credit will be sufficient to meet its working capital needs for the foreseeable future.

        In May 1998, National entered into a $2 million revolving credit facility (the "Credit Facility") with its primary commercial bank. The Credit Facility replaced National's previous revolving credit facility (the "Previous Facility"). The only material changes to the Previous Facility were: (i) an increase in the amount of credit by $1 million; and, (ii) an extension of the maturity date to March 31, 1999. As of June 30, 1998, National had no outstanding borrowings under the Credit Facility and was in compliance with all its terms and covenants.

        In May 1998, New ARTS Acquisition Inc., a Delaware corporation ("New ARTS"), a wholly owned subsidiary of National, entered into a promissory note (the "Acquisition Facility") with the Company's primary commercial bank to replace a previous promissory note dated September 1997 (the "Original Acquisition Facility"), which had been executed in connection with the financing of the ARTS Acquisition. The only material change to the Acquisition Facility from the Original Acquisition Facility was the extension of the time period during which New ARTS was permitted to draw funds from April 30, 1998 to July 31, 1998. In May 1998, New ARTS borrowed an additional $1.5 million under the Acquisition Facility, which was drawn in connection with the payment of Additional Consideration to the Sellers of ARTS. As of June 30, 1998, New ARTS' outstanding borrowings under the Acquisition Facility were $10.8 million. The Acquisition Facility provides for borrowings up to $11.3 million through July 31, 1998, although no additional amounts were drawn after June 30, 1998. The Acquisition Facility requires New ARTS to pay principal and interest over the five years ended June 30, 2003. As of June 30, 1998, New ARTS was in compliance with all terms and covenants of the Acquisition Facility.

        In May 1998, New ARTS entered into a note (the "Purchaser Note") with the Sellers of ARTS as partial payment of the Additional Consideration paid to the Sellers in May 1998. The face amount of the Purchaser Note is $1.03 million. The Purchaser Note bears simple interest at the rate of 8% per annum. Principal and interest are due in equal quarterly installments over the three years ending May 2001, with the first installment due June 18, 1998. As of June 30, 1998, New ARTS was in compliance of the terms of the Purchaser Note.

        GPIC collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of June 30, 1998, the Company had cash and short-term investments aggregating $6.3 million compared to $10.4 million at December 31, 1997.

        Of the Company's cash and short-term investments as of June 30, 1998, $5.3 million was held by GPIC compared to $8.7 million at December 31, 1997. Insurance companies, including GPIC, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that GPIC may pay National in any twelve (12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or
(ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1997, GPIC had net income of $1.7 million and as of December 31, 1997, policyholders' surplus of $25.6 million. For the year ending December 31, 1998, the maximum dividend permitted to be paid by GPIC to National is approximately $2.8 million. In May 1998, GPIC made a dividend payment to National in the amount of $2.5 million.

        Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholder's surplus. GPIC's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1997, GPIC's net written premium to policyholder surplus ratio was .8 to 1. Management believes that, as of June 30, 1998, this ratio has not materially changed.

        Consolidated stockholders' equity at June 30, 1998, totaled $28.7 million, or $6.68 per diluted share compared to $27.8 million, or $6.73 per diluted share, at December 31, 1997.

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

        Earnings Volatility

        The Company's financial results can be significantly affected by a number of factors. Those factors include, but are not limited to, the volume of lender-placed insurance and the rate of cancellation of insurance policies, the addition or loss of customers, changes in the number of loans or personal property leases being tracked for major customers, increases or decreases in interest rates, increased losses and loss adjustment expenses (LAE), catastrophic loss or a series of loss events, and assessments from mandatory insurance pools or associations. In addition, revenues from the Company's flood zone determination services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance.

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

        Reserve Adequacy

        GPIC is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what GPIC expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by GPIC. Any significant changes in GPIC's estimate of ultimate losses on reported claims may materially adversely affect the results of GPIC's operations in the period reported. GPIC has at times in the past experienced adverse developments in its loss reserves. GPIC's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. GPIC's most recent actuarial review of such reserves as of December 31, 1997 concluded that the reserves (i) met the requirements of the insurance laws of California, (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) make a reasonable provision for all unpaid loss and loss expense obligations of GPIC under the terms of its policies and agreements.

        GPIC also maintains a reserve for return premiums which is based upon GPIC's historical experience. As is prevalent in the lender-placed insurance industry, a substantial amount of GPIC's premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which GPIC uses as a basis for recording written premiums or the loss of a significant customer. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by GPIC in the future.

        Underwriting Risks

        Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although GPIC applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of lender-placed insurance generally requires GPIC to write specialized insurance within pre-designated limits and geographic area, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, GPIC may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks. In addition, GPIC may not have adequate spread of risk in a particular geographic area.

        Reinsurance Considerations

        GPIC's business is partially dependent upon its ability to cede to reinsurers risks insured by GPIC. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of GPIC, which can affect GPIC's level of business and profitability. GPIC is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay GPIC for the losses of the insureds. As a result of the increased cost and more limited availability of reinsurance, in the future, GPIC may elect to retain a higher portion of the risk historically ceded to reinsurers. If GPIC were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by GPIC. This increased exposure could have a material adverse effect on GPIC's results of operation.

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

        Shortage of Skilled Labor

        The Company's delivery and upgrade of products and services to its customers is dependent upon, among other factors, the Company's ability to attract and retain key analytical and management professionals, including skilled computer programmers and systems analysts. Businesses located in San Francisco, San Mateo, Contra Costa, Alameda and Santa Clara counties of California are experiencing a tightening of the local labor market for these professionals, which may result in one or more of the following: an increase in personnel costs, a delay in service installations, and a reduction in customer service. The Company is unable to predict when the conditions in the local labor market will change.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

PART II      OTHER INFORMATION

Item 1.  Legal Proceedings

        The Company is routinely a party to litigation incidental to its business and, from time to time, is a party to other litigation. While the ultimate results of such litigation cannot presently be determined on the date of this Report, management believes that no individual item of litigation or group of similar items of litigation is likely to have a material adverse effect on the consolidated financial position of the Company.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on June 15, 1998. At the annual meeting, the shareholders elected Bard E. Bunaes, Bruce A. Cole, Lawrence M. Goodman, Saul B. Jodel and Mark A. Speizer to serve as directors of the Company for the ensuing year, amended the Company's Articles of Incorporation to change the name of the Company, and ratified the selection of Coopers & Lybrand, LLP, as the Company's independent accountants for the year ending December 31, 1998.

The votes for each of the proposals at the annual meeting were as follows:

Proposal

1.   Election of Directors:

All nominees for director were elected with 3,966,858 shares voting for and 19,350 shares withheld.

                                                                        Broker
                                     For       Against    Withheld     Non-votes
                                  ---------    -------    --------     ---------
2.   Amendment to Articles of
    Incorporation to change       3,972,221     9,680       4,307         --
    the name of the Company

                                                                        Broker
                                     For       Against    Withheld      Non-votes
                                  ---------    -------    --------      ---------
3.   Appointment of               3,982,803     3,405         --          --
    Coopers & Lybrand, LLP

      No other matters were submitted to a vote of security holders of the Company at the annual meeting or otherwise during the quarter.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     10.1      Amendment No. 2 to Credit Terms and Conditions, dated May 12,
               1998 to Credit Terms and Conditions, dated as of April 2, 1997 between Imperial Bank and National Information Group.

     10.2 Note dated May 12, 1998, made by National Information Group payable to Imperial Bank in the original principal amount of $2,000,000.

     10.3      Note dated May 12, 1998, made by New Arts Acquisition, Inc.
               payable to Imperial Bank in the original principal amount of $11,268,000.

     10.4      Purchaser note dated May 26, 1998 made by New Arts Acquisition,
               Inc., payable to JMD Group, Inc. in the original amount of $1,027,768.

     10.5      First Amendment to At Will Employment Agreement by and between
               National Information Group and Douglas H. Helm dated April 15,
               1998.

     10.6      Office Lease dated January 1, 1998 between Systron Business Center,
               LLC and Pinnacle Data Corporation for the premises located at 2727 Systron Drive, Concord, California.

     10.7      Lease dated June 24, 1998 between BD 34th Properties, Inc. and
               National Information Group for the premises located at Building 302 at 6950 South Country Club, Tucson, Arizona.

     10.8      Deed of Lease dated May 8, 1998 between FCP-Dulles Business Park I,
               L.C. and Pinnacle Real Estate Tax Services, Inc. for the premises located at 14026 Thunderbolt Place, Suite 200, Chantilly, Virginia.

     11.1 Computation of weighted average shares outstanding and earnings per share.

     27.1      Financial data schedule.


(b)  Reports on Form 8-K

      The Company filed an 8-K on June 15, 1998 announcing a change in its name from National Insurance Group to National Information Group.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL INFORMATION GROUP
                                          ---------------------------
                                                (REGISTRANT)



                                             /s/ MARK A. SPEIZER
DATE: August 13, 1998                     ----------------------------
                                                (SIGNATURE)
                                          Mark A. Speizer, Chairman
                                          of the Board and Chief
                                          Executive Officer


                                           /s/ GREGORY S. SAUNDERS
DATE: August 13, 1998                     ----------------------------
                                                 (SIGNATURE)
                                          Gregory S. Saunders,
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

     10.1      Amendment No. 2 to Credit Terms and Conditions, dated May 12,
               1998 to Credit Terms and Conditions, dated as of April 2, 1997 between Imperial Bank and National Information Group.

     10.2 Note dated May 12, 1998, made by National Information Group payable to Imperial Bank in the original principal amount of $2,000,000.

     10.3      Note dated May 12, 1998, made by New Arts Acquisition, Inc.
               payable to Imperial Bank in the original principal amount of $11,268,000.

     10.4      Purchaser note dated May 26, 1998 made by New Arts Acquisition,
               Inc., payable to JMD Group, Inc. in the original amount of $1,027,768.

     10.5      First Amendment to At Will Employment Agreement by and between
               National Information Group and Douglas H. Helm dated April 15,
               1998.

     10.6      Office Lease dated January 1, 1998 between Systron Business Center,
               LLC and Pinnacle Data Corporation for the premises located at 2727 Systron Drive, Concord, California.

     10.7      Lease dated June 24, 1998 between BD 34th Properties, Inc. and
               National Information Group for the premises located at Building 302 at 6950 South Country Club, Tucson, Arizona.

     10.8      Deed of Lease dated May 8, 1998 between FCP-Dulles Business Park I,
               L.C. and Pinnacle Real Estate Tax Services, Inc. for the premises located at 14026 Thunderbolt Place, Suite 200, Chantilly, Virginia.

     11.1 Computation of weighted average shares outstanding and earnings per share.

     27.1      Financial data schedule.