Form 10-Q
period 1998-09-30
NATIONAL INFORMATION GROUP
filed 1998-11-13
CIK 815555

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: SEPTEMBER 30, 1998           Commission file number:  0-16332


                           NATIONAL INFORMATION GROUP
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                        94-3031790
       (State of Incorporation)                               (IRS Employer
                                                            Identification No.)

 395 OYSTER POINT BOULEVARD, SUITE 500
    SOUTH SAN FRANCISCO, CALIFORNIA                                94080
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

Yes      [X]      No      [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 26, 1998 shares as of 4,115,627.

                           NATIONAL INFORMATION GROUP
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                     PAGE
Item 1 - Financial Statements:

         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997                                                            2

         Consolidated Statements of Earnings for the periods
         ended September 30, 1998 and 1997                                            3

         Consolidated Statements of Shareholders' Equity
         for the nine months ended September 30, 1998 and 1997                        4

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997                                5

         Notes to Consolidated Financial Statements                               6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              9 - 19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                  19

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                           20

Item 2 - Changes in Securities                                                       20

Item 3 - Defaults Upon Senior Securities                                             20

Item 4 - Submission of Matters to a Vote of Security Holders                         20

Item 5 - Other Information                                                           20

Item 6 - Exhibits and Reports on Form 8-K                                            20

SIGNATURES                                                                           21

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1998 and December 31, 1997
                (in thousands of dollars, except share amounts)

                                                     September 30,    December 31,
                                                        1998             1997
                                                     -------------    ------------
                                                     (unaudited)
ASSETS:
Fixed maturities                                      $11,201          $15,359
Equity securities                                       5,388            4,200
Short-term investments                                  4,527            9,290
                                                      -------          -------
  Total investments                                    21,116           28,849
                                                      -------          -------

Cash                                                    4,694            1,113
Net premiums and accounts receivable                   10,136            8,990
Accrued interest receivable                               518              449
Property and equipment, net                             7,536            5,424
Deferred acquisition costs                              2,385            2,704
Deferred federal income taxes receivable                3,283            3,117
Intangible assets                                      15,347           13,178
Other assets                                            2,790            2,918
                                                      -------          -------
  Total assets                                        $67,805          $66,742
                                                      =======          =======

LIABILITIES:
Reserve for losses and LAE                            $ 3,054          $ 3,232
Unearned premiums                                       5,467            6,217
Commissions payable                                       332              837
Accrued expenses and other liabilities                  4,641            6,125
Drafts payable                                            757              832
Notes payable                                          13,546            9,601
Reserve for return premiums                             1,816            4,399
Deferred revenue                                        8,658            7,719
                                                      -------          -------
  Total liabilities                                    38,271           38,962
                                                      -------          -------

SHAREHOLDERS' EQUITY:
Common stock, no par value;
  authorized, 15,000,000 shares;
  issued and outstanding 4,115,627
  in 1998 and 4,032,882 in 1997                        19,364           18,610
Retained earnings                                      10,170            9,170
                                                      -------          -------
  Total shareholders' equity                           29,534           27,780
                                                      -------          -------
  Total liabilities and shareholders' equity          $67,805          $66,742
                                                      =======          =======


   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                For the periods ended September 30, 1998 and 1997
          (in thousands of dollars, except share and per share amounts)
                                   (unaudited)


                                                 Third Quarter                            Nine Months
                                        -------------------------------         ------------------------------

                                           1998                1997                1998               1997
                                        -----------         -----------         -----------        -----------
Net premiums written                    $     3,274         $     5,141         $    12,100        $    14,855
Change in unearned premiums                     155                (425)                750             (1,491)
                                        -----------         -----------         -----------        -----------

Net premiums earned                           3,429               4,716              12,850             13,364
Real estate information services              8,844               5,919              26,529             15,898
Tracking fees                                 3,905               1,893               8,039              5,495
Net commission income                           337                 310                 789                698
Net investment income                           479                 389               1,410              1,280
                                        -----------         -----------         -----------        -----------

  TOTAL REVENUES                             16,994              13,227              49,617             36,735
                                        -----------         -----------         -----------        -----------

Loss and LAE incurred                         1,480               1,605               5,043              4,491
Commissions to non-affiliates                 1,050                 152               2,938              1,254
Personnel expenses                            7,682               5,716              22,628             16,289
All other expenses                            5,973               4,393              16,699             10,826
                                        -----------         -----------         -----------        -----------

  TOTAL EXPENSES                             16,185              11,866              47,308             32,860
                                        -----------         -----------         -----------        -----------

Income before (benefit from)
  provision for income taxes                    809               1,361               2,309              3,875

(Benefit from) provision for
  income taxes                                 (131)                483                 354              1,358
                                        -----------         -----------         -----------        -----------

  NET INCOME                            $       940         $       878         $     1,955        $     2,517
                                        ===========         ===========         ===========        ===========

Weighted average common and
   common equivalent shares
   outstanding:       Basic               4,082,410           3,949,732           4,110,804          3,936,481
                                        ===========         ===========         ===========        ===========

                      Diluted             4,212,349           4,063,047           4,233,156          4,049,796
                                        ===========         ===========         ===========        ===========


Net income per share: Basic             $       .23         $      0.22         $       .48        $      0.64
                                        ===========         ===========         ===========        ===========

                      Diluted           $       .22         $      0.22         $       .46        $      0.62
                                        ===========         ===========         ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the nine months ended September 30, 1998 and 1997
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                             Common Stock                                  Total
                                     --------------------------        Retained         Shareholders'
                                      Shares           Amount          Earnings            Equity
                                     ---------        ---------        ---------        -------------
Balance at December 31, 1996         3,896,937        $  17,592        $  10,960         $  28,552

Net income                                  --               --            2,517             2,517

Options exercised                       91,278              664               --               664

Dividends paid                              --               --           (4,660)           (4,660)
Unrealized gain, net
  of deferred tax                           --               --               45                45
                                     ---------        ---------        ---------         ---------

Balance at September 30, 1997        3,988,215        $  18,256        $   8,862         $  27,118
                                     =========        =========        =========         =========


Balance at December 31, 1997         4,032,882        $  18,610        $   9,170         $  27,780

Net income                                  --               --            1,955             1,955

Options exercised                       82,745              754               --               754

Dividends paid                              --               --             (813)             (813)
Unrealized loss, net
  of deferred tax                           --               --             (142)             (142)
                                     ---------        ---------        ---------         ---------

Balance at September 30, 1998        4,115,627        $  19,364        $  10,170         $  29,534
                                     =========        =========        =========         =========



   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1998 and 1997
                 (in thousands of dollars, except share amounts)
                                   (unaudited)

                                                                 September 30,    September 30,
                                                                     1998             1997
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  1,955         $  2,517
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                  1,722            1,014
       Change in assets and liabilities:
         Increase in net premiums and accounts receivable
           and accrued interest receivable                           (1,215)          (3,019)
         Increase in deferred revenue                                   939               39
         Decrease (increase) in deferred acquisition costs              319             (504)
         (Decrease) increase in insurance liabilities                (3,586)           5,448
         (Decrease) increase in accrued expenses
           and other liabilities                                     (1,484)           1,049
         (Increase) decrease in deferred income tax
           receivable                                                  (166)             476
         Other, net                                                    (377)            (608)
                                                                   --------         --------

           Net cash (used) provided by operating activities          (1,893)           6,412
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                         (8,359)         (47,218)
     Sale of investments                                                407               --
     Maturity of investments                                         15,543           50,215
     Purchase of equipment                                           (3,383)          (2,144)
     Purchase of Arts, including acquisition costs                   (2,620)          (9,881)
                                                                   --------         --------

           Net cash provided (used) by investing activities           1,588           (9,028)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised                                            754              547
     Dividends to shareholders                                         (813)          (4,660)
     Proceeds from borrowings                                         4,740            9,268
     Principal payments on notes payable                               (795)            (834)
                                                                   --------         --------

           Net cash provided by financing activities                  3,886            4,321
                                                                   --------         --------

     Net increase in cash                                             3,581            1,705
     Cash at beginning of period                                      1,113            3,183
                                                                   --------         --------

     Cash at end of period                                         $  4,694         $  4,888
                                                                   ========         ========



   The accompanying notes are an integral part of these financial statements.

                   NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Information

         In the opinion of management, the financial information for National Information Group, formerly National Insurance Group, ("National" and, together with its subsidiaries, the "Company") contained in this Report reflects all adjustments (consisting only of normal recurring adjustments) which are necessary to a fair presentation of financial position and results of operations for the interim periods. The results for the nine-month period ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the results to be expected in the future.

         The consolidated balance sheet data at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Acquisition

         In September 1997, two wholly-owned subsidiaries of National acquired substantially all of the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation, and American Realty Tax Services of New York, Inc., a Virginia corporation (collectively, "ARTS"). As a result of this acquisition, National performs real estate tax services through its wholly-owned subsidiaries, Pinnacle Real Estate Tax Services, Inc., a Delaware corporation, and Pinnacle Real Estate Tax Services of New York, Inc., a Delaware corporation (collectively, "PinTax"). Please refer to "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1997 for details regarding this transaction. The financial results for the third quarter of 1998 reflect a full quarter of operating results of PinTax, but the results for the comparable period of 1997 reflect approximately one-half month of operations for PinTax.

         Pursuant to the asset purchase agreement, PinTax paid to the sellers of ARTS (the "Sellers") in May 1998 approximately $2.47 million and in September 1998 approximately $0.06 million of additional consideration ("Additional Consideration"). The Additional Consideration resulted from PinTax receiving cash revenues in excess of certain targets for the twelve-month period ended April 30, 1998. Of these amounts, approximately $1.50 million of Additional Consideration was paid in cash; the remaining $1.03 million of Additional Consideration was paid in the form of a note to the Sellers (the "Purchaser Note"). The Purchaser Note bears simple interest of 8% per annum. Principal and interest are due in equal quarterly installments over the three years ending May 2001, with the first installment due on June 18, 1998.

3.  Dividend

         On August 6, 1998 the Company's Board of Directors declared a dividend of $0.05 per share, which was paid on August 25, 1998 to shareholders of record on August 17, 1998. The aggregate amount of the dividend payment was $205,319.

4.  Comprehensive income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income for the third quarter ended September 30, 1998 and September 30, 1997 includes unrealized gains net of deferred tax of $26,000 and $76,000, respectively, resulting in total comprehensive income for the third quarter ended September 30, 1998 and September 30, 1997 of $966,000 and $954,000, respectively. The Company's comprehensive income for the nine months ended September 30, 1998 and September 30, 1997 includes unrealized gains/(losses) net of deferred taxes of $(142,000) and $45,000, respectively, resulting in total comprehensive income for the nine months ended September 30, 1998 and September 30, 1997 of $1,813,000 and $2,562,000, respectively.

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

6. Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The company has not yet determined the impact of SOP 98-1 on its financial statements.

7.  Income Taxes

         In the third quarter of 1998, the Company reached favorable resolution on various income tax matters related to an examination by the Internal Revenue Service. The Company had previously provided a reserve for such matters. The reserve was reversed in the third quarter of 1998, resulting in an adjustment decreasing income tax expense by $471,000.

8.  Reclassification

         For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

9.  Subsequent events

         On October 26, 1998 the Company's Board of Directors declared a dividend of $0.11 per share. The dividend is payable on November 10, 1998 to shareholders of record on November 4, 1998.



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

RESULTS OF OPERATIONS
THIRD QUARTER OF 1998 COMPARED WITH THIRD QUARTER OF 1997:

         The dollar amounts referred to in this section comparing operating results for the third quarter ended September 30, 1997 with September 30, 1998 are approximate amounts stated in millions unless otherwise indicated. These figures are based upon the financial statements included elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted. All percentages referred to in this section comparing operating results for the third quarter ended September 30, 1997 with September 30, 1998 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted.

   Revenue

         Total revenues of the Company for the third quarter increased from $13.2 million in 1997 to $17.0 million in 1998, an increase of $3.8 million, or 28.5%.

         Net premiums written by the Company's wholly owned subsidiary, Great Pacific Insurance Company ("GPIC"), for the third quarter decreased from $5.1 million in 1997 to $3.3 million in 1998, a decrease of $1.8 million or 36.3%. The decrease was primarily a result of the loss in the third and fourth quarter of 1997 of two hazard insurance tracking customers.

         Net premiums earned by GPIC for the third quarter decreased from $4.7 million in 1997 to $3.4 million in 1998, a decrease of $1.3 million or 27.3%. Premium revenue is generally earned ratably over a twelve month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the three months ended September 30, 1998, unearned premiums decreased by $0.2 million compared to an increase in unearned premiums of $0.4 million for the same quarter of 1997.

         Real estate information services revenue, which includes revenues from flood zone determination services and real estate tax services, increased from $5.9 million in the third quarter of 1997 to $8.8 million in the same quarter of 1998, an increase of $2.9 million, or 49.4%. Approximately 80.2% of the increase was a result of the September 1997 acquisition of certain assets and assumption of certain liabilities of American Realty Tax Services, Inc. and American Realty Tax Services of New York, Inc. (the "Arts Acquisition"). As a result of the Arts Acquisition, National, through its wholly-owned subsidiaries, Pinnacle Real Estate Tax Services, Inc. and Pinnacle Real Estate Tax Services of New York, Inc. (collectively, "PinTax"), derives revenues from performing real estate tax services for certain customers. The remaining amount of the increase was a result of an increase in the volume of flood zone determination services from new and existing customers.

         Tracking fees for the third quarter increased from $1.9 million in 1997 to $3.9 million in 1998, an increase of $2.0 million, or 106.3%. The increase was primarily the result of adding new auto tracking customers in the third quarter of 1998 and of growth in the motor vehicle lease portfolios of the Company's customers.

         Expenses

         Loss and loss adjustment expenses (LAE) incurred for the third quarter of 1998 did not change materially from the same period in 1997. The average loss and loss adjustment expense per new claim reported in the third quarter of 1998 was approximately $6,900, compared to $6,100 for the same period in 1997. The number of claims for losses decreased from 264 in 1997 to 213 in 1998.

         Commissions to non-affiliates in the third quarter increased from $0.2 million (3.2% of net premiums earned) in 1997 to $1.1 million (30.6% of net premiums earned) in 1998, an increase of $0.9 million or 590.8%. The percentage of commissions paid to net premiums earned varies depending upon customer and agent/broker mix. The increase in commission expense - both in amount and as a percentage of net premiums earned - is due to a larger percentage of GPIC's commissions being paid to independent agents or brokers.

         Personnel expenses in the third quarter increased from $5.7 million in 1997 to $7.7 million in 1998, an increase of $2.0 million, or 34.4%. This increase was a result of (i) personnel expenses of PinTax, of which approximately one-half month of expenses were reported in the third quarter of 1997 because the Arts Acquisition occurred in September 1997; (ii) an increase in the volume of flood zone determination services and motor vehicles being tracked; and (iii) an increase in hiring of corporate and operations personnel to facilitate growth in the Company's customer base. Personnel expenses as a percent of total revenue increased from 43.2% in 1997 to 45.2% in 1998.

         All other expenses in the third quarter increased from $4.4 million in 1997 to $6.0 million in 1998, an increase of $1.6 million, or 36.0%. This increase was primarily a result of general, administrative and operating expenses of PinTax, of which approximately one-half month of expenses were reported in the third quarter of 1997 because the Arts Acquisition occurred in September 1997. In addition, the increase in other expenses was a result of an increase in general, administrative and operating costs of the Company's other subsidiaries resulting from growth in the Company's customer base and the costs to implement new customers.

         As a result of the above factors, income before provision for income taxes for the third quarter decreased from $1.4 million in 1997 to $0.8 million in 1998, a decrease of $0.6 million. The provision for income taxes includes the reversal of a $0.5 million income tax reserve due to the favorable resolution of certain matters related to an Internal Revenue Service examination. Net income for the third quarter of 1997 was $0.9 million, or $0.22 per diluted share, compared with net income of $0.9 million, or $0.22 per diluted share in 1998. The weighted average number of diluted shares outstanding for the third quarter of 1997 and 1998 were 4,063,047 and 4,212,349, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

         The dollar amounts referred to in this section comparing operating results for the nine months ended September 30, 1997 with September 30, 1998 are approximate amounts stated in millions unless otherwise indicated. These figures are based upon the financial statements included elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted. All percentages referred to in this section comparing operating results for the nine months ended September 30, 1997 with September 30, 1998 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands, unless otherwise noted.

         Revenue

         Total revenue of the Company for the nine-month period increased from $36.7 million in 1997 to $49.6 million in 1998, an increase of $12.9 million, or 35.1%.

         Net premiums written for the period decreased from $14.9 million in 1997 to $12.1 million in 1998, a decrease of $2.8 million, or 18.5%. The decrease was primarily a result of the loss in the third and fourth quarters of 1997 of two hazard insurance tracking customers.

         Net premiums earned by GPIC for the period decreased from $13.4 million in 1997 to $12.9 million in 1998, a decrease of $0.5 million, or 3.8%. Premium revenue is generally earned ratably over a twelve-month period and is affected by policies written over the prior twelve months and by policies canceled during the quarter. Such cancellations would be applicable to premiums written in all prior periods. The combined effect of changes in premiums written, earned and canceled within any period is measured in terms of the change in unearned premiums. For the nine months ended September 30, 1998, unearned premiums decreased by $0.8 million, compared to an increase in unearned premiums of $1.5 million for the same nine months of 1997. The decrease was primarily a result of the loss in the third and fourth quarters of 1997 of two hazard insurance tracking customers.

         Real estate information services revenue for the period increased from $15.9 million in 1997 to $26.5 million in 1998, an increase of $10.6 million, or 66.9%. Approximately 69.1% of the increase was a result of revenues from real estate tax services; approximately one-half month of these revenues were reported in the nine months ended September 30, 1997 since the Arts Acquisition occurred in September 1997. The remaining amount of the increase was a result of an increase in the volume of flood zone determination services from new and existing customers.

         Tracking fees for the period increased from $5.5 million in 1997 to $8.0 million in 1998, an increase of $2.5 million, or 46.3%. The increase primarily resulted from the addition of new auto tracking customers in the third quarter of 1998 and the growth in the motor vehicle lease portfolios of the Company's customers.

   Expenses

         Loss and loss adjustment expenses (LAE) incurred for the nine month period increased from $4.5 million (33.6% of net premiums earned) in 1997 to $5.0 million (39.2% of net premiums earned) in 1998, an increase of $0.5 million or 12.3%. The average loss and loss adjustment expense per new claim reported in the nine month period ended September 30, 1998 was approximately $6,700, compared to $7,200 for the same period in 1997. The number of claims for losses increased from 623 in the first 9 months of 1997 to 756 in the same period of 1998.

         Commissions to non-affiliates for the period increased from $1.3 million (0.9% of net premiums earned) in 1997 to $2.9 million (22.9% of net premiums earned) in 1998, an increase of $1.7 million, or 134.3%. The percentage of commissions paid to net premiums earned varies depending upon customer and agent/broker mix. The increase in commission expense - both in amount and as a percentage of net premiums earned - is due to a larger percentage of GPIC's commissions being paid to independent agents and brokers.

         Personnel expenses for the period increased from $16.3 million in 1997 to $22.6 million in 1998, an increase of $6.3 million or 38.9%. This increase was a result of (i) personnel expenses of PinTax, of which approximately one-half month of expenses were reported in the first nine months of 1997 because the Arts Acquisition occurred in September 1997; (ii) an increase in the volume of flood zone determination services and motor vehicles being tracked; and (iii) an increase in hiring of corporate and operations personnel to facilitate growth in the Company's customer base. Personnel expenses as a percent of total revenue increased from 44.3% in 1997 to 45.6% in 1998.

         All other expenses in the nine-month period increased from $10.8 million in 1997 to $16.7 million in 1998, an increase of $5.9 million, or 54.2%. This increase was primarily a result of general, administrative and operating expenses of PinTax, of which approximately one-half month of expenses were reported in the nine months ended September 30, 1997 because the Arts Acquisition occurred in September 1997. In addition, the increase in other expenses was a result of an increase in general, administrative and operating costs of the

Company's other subsidiaries resulting from growth in the Company's customer base and the costs to implement new customers.

         As a result of the above factors, income before provision for income taxes for the first nine month period decreased from $3.9 million in 1997 to $2.3 million in 1998, a decrease of $1.6 million. The provision for income taxes includes the reversal of a $0.5 million income tax reserve due to the favorable resolution of certain matters related to an Internal Revenue Service examination. Net income for the first nine months of 1997 was $2.5 million, or $0.62 per diluted share compared with net income of $2.0 million, or $0.46 per diluted share in 1998. The weighted average number of diluted shares outstanding for the nine months ended September 30, 1997 and 1998 were 4,049,796 and 4,233,156, respectively.

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

         The Company's primary sources of cash are from operating income and lines of credit. In the third quarter of 1998, the Company derived a substantial portion of its operating cash from the operating profits of Pinnacle Data Corporation ("Pinnacle Data"), as well as the net premiums written from GPIC. The Company believes that its cash flow from operations, existing cash balances and lines of credit will be sufficient to meet its working capital needs for the foreseeable future.

         In May 1998, National entered into a $2 million revolving credit facility (the "Credit Facility") with its primary commercial bank. The Credit Facility replaced National's previous revolving credit facility (the "Previous Facility"). The only material changes to the Previous Facility were: (i) an increase in the amount of credit by $1 million; and, (ii) an extension of the maturity date to March 31, 1999. In September 1998, the Credit Facility was increased to $4.275 million and the maturity date was extended to May 31, 1999. As of September 30, 1998, National had $2 million outstanding under the Credit Facility and was in compliance with all its terms and covenants.

         GPIC collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of September 30, 1998, the Company had cash and short-term investments aggregating $9.2 million compared to $10.4 million at December 31, 1997.

         Of the Company's cash and short-term investments as of September 30, 1998, $8.4 million was held by GPIC compared to $8.7 million at December 31, 1997. Insurance companies, including GPIC, are subject to laws and regulations which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that GPIC may pay National in any twelve (12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or (ii) 10% of policyholders surplus (shareholders' equity adjusted to a statutory basis) as of the previous December
31. For the year ended December 31, 1997, GPIC had net income of $1.7 million and as of December 31, 1997, policyholders' surplus of $25.6 million. For the year ending December 31, 1998, the maximum dividend permitted to be paid by GPIC to National is approximately $2.6 million. In May 1998, GPIC made a dividend payment to National in the amount of $2.5 million.

         Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholder's surplus. GPIC's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1997, GPIC's net written premium to policyholder surplus ratio was .8 to 1. Management believes that, as of September 30, 1998, this ratio has not materially changed.

         Consolidated stockholders' equity at September 30, 1998, totaled $29.5 million, or $6.97 per diluted share compared to $27.8 million, or $6.73 per diluted share, at December 31, 1997.

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

         Earnings Volatility

         The Company's financial results can be significantly affected by a number of factors. Those factors include, but are not limited to, the volume of lender-placed insurance and the rate of cancellation of insurance policies, the addition or loss of customers, changes in fees or rates the Company charges for its services or insurance, changes in the number of loans or personal property leases being tracked for major customers, increases or decreases in interest rates, increases or decreases in losses and loss adjustment expenses (LAE), catastrophic loss or a series of loss events, and assessments from mandatory insurance pools or associations. In addition, revenues from the Company's flood zone determination services and real estate tax services are directly related to the volume of mortgage loan originations, both new and refinanced, and any change in the level of such activity could have a material impact on the Company's performance.

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

         Shortage of Skilled Labor

         The Company's delivery and upgrade of products and services to its customers is dependent upon, among other factors, the Company's ability to attract and retain key and management professionals, including skilled computer programmers and systems analysts. Businesses located in San Francisco, San Mateo, Contra Costa, Alameda and Santa Clara counties of California, and in other areas in which the company maintains facilities, are experiencing a tightening of the labor market, which may result in one or more of the following: an increase in personnel costs, a delay in service installations, and a reduction in customer service. The Company is unable to predict when the conditions in the labor market will change.

         Year 2000 Compliance

         The Company has considered the potential impact of the year 2000 on its information technology and non-information technology systems. The "Year 2000" problem relates to the fact that many computer systems will be affected in some way by the rollover of the two-digit year value to "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company does business. Failure of the Company's and/or third parties' computer systems and/or failure to be Year 2000 compliant could have a material impact on the Company's ability to conduct its business.


         Commencing in 1996 the Company initiated a program to address the Year 2000 compliance problem through normal planned enhancements of existing systems, development of new applications, and upgrades to operating systems and databases already covered by maintenance agreements. With respect to the Company's major information technology systems, all operating systems, database engines and tools, and all software applications are Year 2000 compliant and, with respect to the vast majority of them, Company testing thereof to assure compliance is complete. Final testing of all such systems is expected to be complete prior to December 1, 1998.

         The Company continues to address Year 2000 compliance issues with respect to various networking systems within the Company, which include but are not limited to various hardware and related software, such as bridges, routers, gateways, hubs, switches, modems, security systems, and their respective operating systems. Most such hardware and software has been obtained from third party vendors, and the Company is working with many of these third party vendors to obtain software upgrades to make such hardware and software Year 2000 compliant. The Company does not anticipate that it will be required to replace any material amount of hardware or acquire any material amount of software to achieve Year 2000 compliance of such hardware and software. All such hardware and software are expected to be Year 2000 compliant by the end of the second quarter of 1999.

         The Company is aware of issues concerning Year 2000 compliance with non-information technology systems and has commenced a program to address those issues. The full range of such issues is expected to be identified by the end of the fourth quarter of 1998 and the Company expects to take such action as is necessary, provided the action is within the Company's direct control, to make such non-information technology systems Year 2000 compliant by the end of the second quarter of 1999. Such non-information technology systems include such things as mail metering systems, office security systems, heating, ventilating and air conditioning systems and building elevators.

         The Company is in the process of surveying certain of its customers to determine the status of their Year 2000 compliance programs. A number of the Company's customers interface electronically with the Company. Therefore, it is critical that such customers' interfaces are Year 2000 compliant in order for such customers to be able to continue to interface with the Company after December 31, 1999. The Company expects such survey to be complete by the end of the fourth quarter of 1998. The majority of the Company's customers are in the financial institutions industry. The regulatory agencies that regulate financial institutions have been closely monitoring financial institutions regarding Year 2000 compliance. The Company believes the financial institutions industry is considered to be a leader with respect to Year 2000 preparation efforts.

         Certain of the taxing authorities across the United States provide real estate tax information in electronic format to PinTax, which tax information PinTax uses in performing real estate tax services. There can be no assurance that such taxing authorities will be Year 2000 compliant. If taxing authorities suffer any serious systems failures, they may be unable to provide tax information to PinTax in electronic format. In such case, PinTax may experience difficulty in accessing such information and would likely incur additional expenses in obtaining such tax information, if such information could be obtained. In certain cases, such information may be unavailable until such systems failures are corrected, which, depending on the duration of any such failure, could severely adversely affect the ability of PinTax to provide real estate tax services with respect to such affected jurisdictions.

         The Company is also surveying certain of its major vendors to determine the status of their Year 2000 compliance programs. Such vendors include, without limitation, public utilities, software vendors, computer hardware manufacturers and distributors, and office supply companies. The Company expects such survey to be complete by the end of the fourth quarter of 1998. If such vendors are found by the Company to be likely to be non-Year 2000 compliant by December 31, 1999, the Company will take reasonable action to replace such vendors with Year 2000 compliant vendors.

         Since 1996 the Company has incurred approximately $140,000 in costs related directly to Year 2000 compliance and expects to expend an approximately $50,000 more before December 31, 1999 in connection with achieving Year 2000 compliance. Such costs will be paid for from cash from operations. The accounting treatment of costs incurred solely in connection with year 2000 compliance will be treated as period costs and will be expensed as incurred.

         Given the current state of the Company's internal preparedness for Year 2000, the Company believes that the risk of problems arising because of internal Year 2000 problems is minimal and any such problems are not anticipated to have any material effect on the Company. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devises are simply too numerous. In addition, one cannot accurately predict how many external Year 2000 problem related failures will occur or the severity, duration or financial consequences of these perhaps inevitable external failures. For instance, failure of public utilities would likely prevent the Company from operating in the location of such failure and/or communicate and/or transact business with others. Therefore, the Company considers it possible that the Company or its clients could suffer a significant number of operational inconveniences and inefficiencies that may divert management's time and attention, and other financial and human resources, from the ordinary business activities; and a lesser number of serious systems failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

         The Company has a disaster recovery plan which is intended for use in connection with natural disasters, however, it could be implemented in the case of certain Year 2000 failures such as a public utilities failure. The disaster recovery plan contemplates the operation of certain critical portions of the Company from remote locations for certain limited periods of time. The Company has tested most of its information technology systems at such remote locations in order to determine that they would be functional after December 31, 1999 and the Company expects to complete all such testing by the end of the first quarter of 1999. Nevertheless, if such remote locations were adversely affected by public utilities failures as well, the Company would be severely adversely affected during the continuation of any such failures. The Company intends to consider additional contingency plans during the first half of 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

       None.


Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibit Index

     10.1           Amendment No. 3 to Credit Terms and Conditions, dated
                    September 22, 1998 to Credit Terms and Conditions, dated as of April 2, 1997 between Imperial Bank and National
                    Information Group.

     10.2           Amendment No. 3 to Pledge Agreement, dated September 22,
                    1998 Pledge Agreement, dated as of September 10, 1996 between Imperial Bank and National Information Group.

     10.3           Note dated September 22, 1998, made by National Information
                    Group payable to Imperial Bank in the original principal amount of $4,275,000.

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

                                        NATIONAL INFORMATION GROUP

                                        (Registrant)


November 12, 1998                       /s/ Mark A. Speizer
-------------------------               ----------------------------------------
DATE:                                   (SIGNATURE)
                                        Mark A. Speizer, Chairman
                                        of the Board and Chief
                                        Executive Officer



November 12, 1998                       /s/ Rory C. Snyder
-------------------------               ----------------------------------------
DATE:                                   (SIGNATURE)
                                        Rory C. Snyder,
                                        Vice President, Treasurer and Controller
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number              Exhibit Description
------              -------------------
     10.1           Amendment No. 3 to Credit Terms and Conditions, dated
                    September 22, 1998 to Credit Terms and Conditions, dated as of April 2, 1997 between Imperial Bank and National
                    Information Group.

     10.2           Amendment No. 3 to Pledge Agreement, dated September 22,
                    1998 Pledge Agreement, dated as of September 10, 1996 between Imperial Bank and National Information Group.

     10.3           Note dated September 22, 1998, made by National Information
                    Group payable to Imperial Bank in the original principal amount of $4,275,000.

     11.1 Computation of weighted average shares outstanding and earnings per share.

     27.1           Financial data schedule.