Form 10-K
period 1998-12-31
NATIONAL INFORMATION GROUP
filed 1999-03-23
CIK 815555

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-16332
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by nonaffiliates of the Registrant, based upon the closing price of the Common Stock on March 15, 1999 on the Nasdaq National Market System was approximately $39,484,453. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of March 15, 1999 was 4,248,226.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Report contains forward-looking statements. Such statements include, but are not limited to, forward-looking statements made in this Report which are identified by the words "believe", "anticipates", "expects", "aware" or similar expressions as they relate to the Company, as defined below, or its management. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected or inferred in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results." Forward-looking statements reflect management's opinions as of the date of this Report. Undue reliance should not be placed on such forward-looking statements. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Quarterly Reports on Form 10-Q to be filed by the Company in 1999.

                                     MERGER

     The Board of Directors of National Information Group, a California corporation ("National"), and the Board of Directors of The First American Financial Corporation, a California corporation ("FAFCO"), have approved an agreement (the "Merger Agreement") to merge National with a subsidiary of FAFCO (the "Merger"). As a result of this Merger, National would become a wholly owned subsidiary of FAFCO and FAFCO would issue to National stockholders 0.67 of a share of FAFCO common stock for each share of National common stock that they own in exchange for their shares of National common stock. FAFCO common stock trades on the New York Stock Exchange under the symbol "FAF." The Merger is subject to, among other things, approval of the California Department of Insurance and the approval of a majority of the outstanding shares of National. A special meeting of the shareholders of National is required to be held to obtain the approval of such shareholders.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     National and its wholly-owned Subsidiaries provide specialized information services through technology, tracking services, outsourcing services and related insurance products to financial institutions located throughout the United States and in Canada. National and its Subsidiaries are referred to in this Report collectively as the "Company". Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis, enabling the customers of the Company to:

     - determine if residential or commercial real estate is located inside or outside a federally-designated Special Flood Hazard Area ("SFHA"), with respect to real estate which is collateral for loans being financed or serviced by customers of the Company or for other purposes (the "Flood Zone Determination Services");

     - obtain real estate tax data from various local, county and state taxing authorities nationwide with respect to real estate which is collateral for loans being financed or serviced by the customers of the Company, facilitate the payment to such taxing authorities by mortgage lenders and mortgage loan servicing companies from certain escrowed funds collected for real estate taxes from their borrowers with monthly loan payments for real estate taxes to such taxing authorities, and inform mortgage lenders and mortgage servicing companies whether the real estate taxes on property securing real estate loans have been paid and perform certain tasks of the Company's customers on an outsourced basis (the "Real Estate Tax Services");

     - monitor the insurance coverage on collateral securing motor vehicle and other consumer loans and leases (the "Motor Vehicle Insurance Tracking and Outsourcing Services"); and

     - monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), to a lesser extent, commercial mortgages, disburse insurance premiums collected from borrowers with monthly loan payments for insurance coverage on behalf of mortgage lenders and mortgage servicing companies and perform certain tasks of the Company's customers on an outsourced basis (collectively, the "Hazard Insurance Tracking and Outsourcing Services").

     When the Hazard Insurance Tracking and Outsourcing Services indicate that hazard insurance coverage on the collateral securing the loan has lapsed, the customer may contract with the Company to provide specialized, fire, allied peril or physical damage insurance (generally referred to as "lender-placed" insurance, formerly referred to by the Company as "force-place" insurance), that generally insures the improvements or personal property on the collateral security. The Company provides this lender-placed insurance through its wholly-owned subsidiary Great Pacific Insurance Company, in 48 states and the District of Columbia and through nonaffiliated insurance companies in the remainder of the United States. The Company also provides flood insurance, for which the risk is assumed by an agency of the U.S. Government under the National Flood Insurance Program ("NFIP"). In addition, the Company provides fire and allied perils insurance with respect to properties on which financial institutions are in the process of or have foreclosed, and physical damage insurance on motor vehicles. Great Pacific Insurance Company is rated "A" ("Excellent") by A.M. Best Company, a nationally recognized insurance statistical and rating service.

     National's wholly-owned subsidiaries (the "Subsidiaries") are:

     - Pinnacle Data Corporation, a California corporation ("Pinnacle Data")

     - Pinnacle Real Estate Tax Services, Inc., a Delaware corporation ("PinTax-VA")

     - Pinnacle Real Estate Tax Services of New York, Inc., a Delaware corporation ("PinTax-NY", which together with PinTax-VA, are referred to in this Report collectively as "PinTax")

     - Pinnacle Management Solutions Insurance Services, a California corporation ("PMSIS")

     - Great Pacific Insurance Company, a California corporation ("GPIC")

     - Fastrac Systems, Inc., a California corporation ("Fastrac")

     - New Arts Acquisition, Inc., a Delaware corporation ("New Arts")

     Pinnacle Data, PinTax and PMSIS are referred to in this Report collectively as the "Pinnacle Companies."

     The Company began operations in 1972 as an independent general insurance agency (which now operates as a subsidiary of National under the name "Pinnacle Management Solutions Insurance Services"), providing financial institutions with fire and related insurance products written by nonaffiliated companies. In 1977, the Company formed GPIC to underwrite the business being generated by PMSIS. During the mid-1980s, the Company developed computer software systems to provide financial institutions with an economical and efficient alternative to the time-consuming and labor-intensive processes traditionally associated with monitoring and obtaining insurance coverage on collateral securing mortgages, consumer loans and leases and foreclosed properties. In 1991, the Company expanded the Company's tracking services to provide outsourcing capabilities. PMSIS provides the Hazard Insurance Tracking and Outsourcing Services for mortgage lenders and servicers. Fastrac provides the Motor Vehicle Insurance Tracking and Outsourcing Services for motor vehicle leasing companies.

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

     In September 1997, two newly formed wholly-owned subsidiaries of National, PinTax-VA and PinTax-NY, acquired substantially all the assets and assumed certain liabilities of American Realty Tax Services, Inc., a Virginia corporation ("ARTS-VA"), and American Realty Tax Services of New York, Inc., a Virginia corporation ("ARTS-NY", which together with ARTS-VA, are referred to in this Report collectively as "ARTS"). The acquisition is referred to in this Report as the "PinTax Acquisition." PinTax provides the customers of the Company with the Real Estate Tax Services.

     The Company's services and products are marketed nationwide by its direct sales force to mortgage bankers and other financial institutions (including mortgage origination/servicing companies, commercial banks, savings and loans, credit unions, motor vehicle leasing firms and others). In addition, its Motor Vehicle Insurance Tracking and Outsourcing Services are marketed to motor vehicle leasing and lending firms in Canada by its direct sales force. Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

INDUSTRY SEGMENTS

     The principal industry segments in which the Company operates are (i) real estate tracking and outsourcing services, (ii) motor vehicle insurance tracking and outsourcing services, and (iii) insurance products. Information on revenue, operating profit and identifiable assets attributable to each of the industry segments appears in Note 23 of Notes to Consolidated Financial Statements.

  Real Estate Tracking and Outscourcing Services

     The Company, through the Pinnacle Companies, provides real estate tracking and outsourcing services to its mortgage lending customers. These services include flood zone determinations, real estate tax services, and hazard insurance tracking and outsourcing.

  Flood Zone Determination Services

     The Company markets its Flood Zone Determination Services and, in certain cases, flood insurance, to mortgage lenders, including mortgage bankers, commercial banks, savings and loans, insurance companies, credit bureaus and others. In the late 1980s, the Company utilized its proprietary technology to develop a database which enables it to determine whether or not a specific property address is located inside or outside of an SFHA as defined by the Federal Emergency Management Agency ("FEMA"). The Company's database has been developed by merging about 80,000 of the approximately 120,000 flood maps which have been developed by FEMA under the NFIP, which do not contain address-specific information, with a geographic database which contains address-specific information. In addition, for those addresses not in the Company's database, the Company makes these determinations manually using the FEMA flood maps, census maps, parcel maps, subdivision maps, as well as aerial photographs and other available information.

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

     Through Pinnacle Data, the use of the Company's on-line computerized Flood Zone Determination Services system is offered nationwide to financial institutions and others who originate loans secured by real property. The proprietary system is a relational database of digitized geographical information which determines whether or not a particular property address is located inside or outside of an SFHA and enables users to access Pinnacle Data's database using computer time share, batch processing or electronic data interface services. Where it cannot be determined whether a particular property address is located inside or outside of an SFHA through the database, Pinnacle Data manually renders the determination. In addition, customers may submit their determination requests by facsimile. The Flood Zone Determination Services system prints flood zone certificates (which describe, among other things, whether the subject property is located inside or outside of an SFHA), certain disclosure notices, and, for some customers, flood insurance policy rating information for flood insurance policies placed through PMSIS and, in most cases, with GPIC. For an additional fee, Pinnacle Data will automatically notify its customers of changes in the SFHA status of properties in their mortgage loan portfolios.

     The flood zone determination business is highly competitive. Major competitors known to management include Transamerica Flood Hazard Certification, First American Flood Data Services, Inc., Geotrac, Palma-Lazar & Ulsh, Inc., Lereta Corporation, National Flood Certification Services, Inc., National Flood Information Services and Flood Zones, Inc. Management believes that the most significant factors affecting competition are speed and responsiveness of service, accuracy, breadth of geographical area covered, price and financial strength. The Company believes it competes favorably with respect to these factors.

Real Estate Tax Services

     The Company, through PinTax, markets its Real Estate Tax Services to mortgage bankers and financial institutions in the United States that own or service real estate loan portfolios ("Servicers"). In order to prevent the placement of a lien for unpaid real estate taxes on real property which is the collateral for a loan, Servicers generally have a need to monitor whether real property taxes are paid to the taxing authority when due. In many cases Servicers require borrowers to pay to the Servicer a portion of real property taxes on the subject property with mortgage loan payments ("Escrowed Loans"). The Servicer holds such funds in escrow and then remits them to the appropriate taxing authority when due. The Company provides Servicers with outsourcing for real property tax related tasks usually performed by the Servicers for both Escrowed Loans and non-Escrowed Loans. Such services include identification of applicable taxing authorities, research regarding real estate parcel identification numbers, and in the case of Escrowed Loans, disbursement of funds by check or electronic funds transfer and transmission of electronic data, tax bills and tax listings to taxing authorities, and, in the case of non-Escrowed Loans, searching records of taxing authorities to determine whether taxes are delinquent. The Company also performs, for a fee, certain additional tasks now performed by its customers, referred to as "Tax Outsourcing".

     The real estate tax services business is also highly competitive. Major competitors in the real estate tax services business include Transamerica Real Estate Tax Service, First American Real Estate Tax Services and Lereta Corporation. Management believes that the most significant factors affecting competition are speed and responsiveness of service, accuracy, breadth of geographical area covered, price and financial strength. The Company believes it competes favorably with respect to these factors.

Hazard Insurance Tracking and Outsourcing Services

     Servicers generally have a need to monitor whether insurance is maintained on the real property or collateral for the loan. In exchange for insurance premiums payable by the Company's customers and/or for fees, the Company provides its customers with access to the Company's database and tracking systems. In other cases, the Company's clients transfer many of their tasks associated with servicing the customer's loan portfolio. Such tasks performed by the Company for its customers is referred to as "Outsourcing". In addition, Servicers will acquire ownership of some property through foreclosure which property is sometimes referred to as Real Estate Owned ("REO"). Servicers need to insure the improvements located on REO for perils such as fire and vandalism. The Company insures certain REO for fire and allied perils ("REO Insurance"). The Company primarily focuses its marketing efforts for Hazard Insurance Tracking and Outsourcing Services on Servicers with mortgage loan portfolios.

     The Company through PMSIS provides its Hazard Insurance Tracking and Outsourcing Services to financial institutions located throughout the United States. The tracking system utilizes Company-developed special-purpose, proprietary software and database systems to provide multiple tracking features for mortgages, as well as for REO properties. The Hazard Insurance Tracking and Outsourcing Services may be customized to meet the specific needs of each customer and provide automated insurance tracking and data processing services, such as tracking of whether or not insurance is in force, ordering and canceling lender-placed and/or REO Insurance coverage, and accounting for multiple premium transactions. Outsourcing includes opening customers' inbound mail, inputting insurance information relating to the tracked collateral into the Company's database and receiving that information from insurance companies by electronic data interchange ("EDI"), making and receiving telephone calls for clients and sending correspondence to customers of the Company's clients, and disbursing Escrowed Loans insurance premiums on behalf of the Company's clients to insurance companies. In addition, the Company's customers have online real-time access to their data and information in the Company's database. Customers who process their own insurance transactions may access the computer system of PMSIS to order lender-placed insurance or REO insurance. See "Business -- Insurance Products". The Company believes its Hazard Insurance Tracking and Outsourcing Services enable financial institutions to track insurance coverage more efficiently and accurately and to reduce their internal labor costs.

     The insurance tracking and outsourcing industry is also highly competitive. Major competitors in the insurance tracking and outsourcing industry include American Security Insurance Group, ZC Sterling Corporation, Balboa Life and Casualty, Safeco, Cigna and Insureco Inc. Management believes that the most significant factors affecting competition are speed, accuracy and responsiveness of service, price and financial strength. The Company believes it competes favorably with respect to these factors.

Motor Vehicle Insurance Tracking and Outsourcing Services

     Motor vehicle lessors and lenders generally have a need to monitor whether insurance is maintained on collateral for the loan. In exchange for fees payable by the Company's customers, the Company provides its customers with access to the Company's database and tracking systems. The Company through Fastrac provides its Motor Vehicle Insurance Tracking and Outsourcing Services to financial institutions located throughout the United States and Canada. The tracking system utilizes Company-developed special-purpose, proprietary software and database systems to provide multiple tracking features. Services may be customized to meet the specific needs of each customer and provide automated insurance tracking and data processing services, such as tracking of whether or not insurance is in force. Outsourcing includes opening customers' inbound mail, inputting insurance information relating to the tracked collateral into the Company's database and receiving that information from insurance companies by EDI, making and receiving telephone calls for clients and sending correspondence to customers of the Company's clients. In addition, the Company's customers have online real-time access to their data and information in the Company's database. The Company believes its Motor Vehicle Insurance Tracking and Outsourcing Services enable financial institutions to track insurance coverage more efficiently and accurately and to reduce their internal labor costs.

     The motor vehicle insurance tracking and outsourcing industry is also highly competitive. Major competitors include Van Wagenen Company, Balboa Life and Casualty, PDP Group, Inc., USCC/ Progressive Insurance Company and Great American Insurance Company. Management believes that the most significant factors affecting competition are speed, responsiveness and accuracy of service, price and financial strength. The Company believes it competes favorably with respect to these factors.

Insurance Products

     The Company markets its specialized insurance including lender-placed insurance, REO Insurance and, in certain cases, flood insurance, to Servicers through PMSIS in the United States. Servicers generally monitor whether insurance is maintained on the real property or collateral for the loan. In the event a borrower allows insurance to lapse or if the insurance is canceled or otherwise terminated, Servicers may order lender-placed insurance from the Company. The Company markets its lender-placed insurance and REO Insurance to customers that use its Hazard Insurance Tracking and Outsourcing Services and to Servicers which do their own tracking and order such insurance. The Company primarily sells flood insurance to customers that also use its Flood Zone Determination Services. See "Business -- Industry Segments -- Real Estate Tracking and Outsourcing
Services -- Flood Zone Determination Services" and "-- Hazard Insurance Tracking and Outsourcing Services."

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

     GPIC also offers REO Insurance to financial institutions for properties on which they are in the process of or have foreclosed. REO Insurance is generally issued for thirty (30) day periods, and provides coverage similar to the coverage provided under lender-placed policies. REO Insurance premiums may be higher than lender-placed premiums because of the higher risks involved in insuring REO property, which is often vacant.

     Financial institutions ordinarily require immediate coverage for lender-placed and REO Insurance, but generally do not have readily available underwriting information on the subject risk. Due to the lack of underwriting information, GPIC usually calculates its premiums on flat rates, and covers almost all improvements on real properties, vehicles or other personal property, as the case may be, submitted by financial institutions within predesignated limits and territories. See "Business -- Insurance Operations -- Underwriting." This method, while commonly used by lender-placed insurers, is unusual in the property and casualty insurance industry that traditionally underwrites each risk on an individual or class basis. When an insurance policy is canceled for any reason, GPIC is required to refund, at a minimum, an unearned premium calculated pursuant to applicable statutes or regulations.

     GPIC's primary customers for lender-placed and REO Insurance are mortgage bankers and financial institutions which provide mortgages on one-to-four unit dwellings, apartment buildings and commercial buildings. The net premiums earned by GPIC on one-to-four unit dwellings accounted for approximately 80% of GPIC's lender-placed and REO Insurance for fiscal years 1994 through 1998.

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

     GPIC writes lender-placed and REO Insurance on a direct basis in 48 states and the District of Columbia and in the past, GPIC assumed some of the risk and premium on lender-placed and REO Insurance in the other states by being the primary reinsurer on such business generated by PMSIS. See
"Business -- Insurance Operations -- Insurance Agency Operations."

     In 1987, the Company entered into an agreement with the Federal Insurance Administration of FEMA enabling GPIC to issue flood insurance polices in the Write Your Own Program ("WYO Program"). Under the WYO Program, insurance companies are authorized by FEMA to write flood insurance, and 100% of each risk is ceded to FEMA. GPIC receives a commission based upon a percentage of premiums for each policy it writes under the WYO Program. GPIC provides its flood insurance policies under the WYO Program to customers who utilize the Flood Zone Determination Services of Pinnacle Data and the Hazard Insurance Tracking and Outsourcing Services of PMSIS and through insurance agents and brokers.

     GPIC's major competitors in the highly competitive lender-placed insurance industry include major competitors of PMSIS in the insurance tracking and outsourcing industry. See "Business -- Industry Segments -- Real Estate Tracking and Outsourcing Services -- Hazard Insurance Tracking and Outsourcing Services." The flood insurance business is also very competitive and is serviced by approximately 100 WYO carriers and other carriers offering flood insurance products that are underwritten by private carriers, many of which competitors have greater financial, marketing and other resources than GPIC. Management believes that the most significant factors affecting competition in the specialized insurance industry include speed and responsiveness of service, breadth of insurance coverage and services offered, amount of commissions paid and price. The Company believes it competes favorably with respect to these factors.

INSURANCE OPERATIONS

  Insurance Agency Operations

     PMSIS is a general insurance agent for GPIC and other insurance companies. PMSIS has entered into agency agreements to sell lender-placed and REO insurance in the states where GPIC does not write insurance on a direct basis. These other insurance companies are not affiliated with the Company. They are Empire Fire and Marine Insurance Company, covering New Hampshire with respect to hazard insurance, Universal Underwriters Insurance Company covering New York with respect to hazard insurance, South Carolina Insurance Company covering New York, Texas and New Hampshire with respect to flood insurance, and Union Mutual Insurance Company covering Vermont with respect to flood insurance. Under PMSIS' agreement, the unaffiliated insurance company pays PMSIS commissions for policies sold. This agency agreement allows PMSIS to initiate and maintain relationships with customers and to continue these relationships following termination of the agency agreement. PMSIS also markets flood insurance policies on behalf of GPIC and other WYO Program insurance companies. Over 95% of the policies sold by PMSIS are placed with GPIC.

     PMSIS is currently licensed and regulated as an insurance agent and broker in California and as a nonresident insurance agent and/or broker in 32 other states, and the District of Columbia. In 17 other states, PMSIS transacts insurance services through licensed agents who are officers and employees of PMSIS. See "Business -- Regulation."

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

  Insurance Operating Ratios

     The underwriting experience of insurance companies is traditionally measured by the statutory "combined ratio." The combined ratio, calculated on a SAP (Statutory Accounting Principles) basis, is the sum of: (i) the ratio of losses and LAE (loss adjustment expenses) incurred to net premiums earned (the "loss ratio"); and (ii) the ratio of the underwriting and operating expenses, exclusive of deferred acquisition costs, to net premiums written (the "expense ratio"). The approximate SAP underwriting profit (loss) is reflected by the extent to which the combined ratio is less (indicating profit) or greater (indicating loss) than 100%. The following table shows, for the periods indicated, GPIC's loss ratio, expense ratio and combined ratio.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                       1994     1995     1996    1997    1998
                                                       -----    -----    ----    ----    -----
Loss ratio...........................................   37.8%    35.5%   30.0%   34.0%    34.9%
Expense ratio........................................   55.7%    66.6%   61.2%   63.1%    72.7%
                                                       -----    -----    ----    ----    -----
Combined ratio.......................................   93.5%   102.1%   91.2%   97.1%   107.6%
                                                       =====    =====    ====    ====    =====
Property and casualty industry Combined ratio
  (fire)(1)..........................................  109.2%   107.6%   96.5%   99.9%      --%
                                                       =====    =====    ====    ====    =====

---------------
(1) Based on property and casualty insurance industry statistics (fire) published by A.M. Best Company as of December 31, 1997. Industry statistics for 1998 are not available from A.M. Best Company as of the date of this Report. The Company does not currently write any casualty insurance.

     The increase in the combined ratio from 1997 to 1998 was primarily due to a decrease in premiums written not being offset by corresponding decreases in expenses. Premiums written were down 30% in 1998 when compared to 1997.

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

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                            1994    1995    1996    1997    1998
                                                            ----    ----    ----    ----    ----
Net premiums written to surplus ratio.....................  0.8     0.6     0.5     0.8     0.6
Property and casualty industry average(1).................  1.1     1.0     1.0     0.9      --

---------------
(1) Based on property and casualty insurance industry statistics published by A.M. Best Company as of December 31, 1997. Industry statistics for 1998 are not available from A.M. Best Company as of the date of this report. The Company does not currently write any casualty insurance.

     The decrease in net premiums written to surplus ratio from 1997 to 1998 was primarily the result of a decrease in net written premiums in 1998 over 1997.

  Loss and Loss Adjustment Expense (LAE) Reserves

     GPIC is required to maintain adequate reserves for the payment of anticipated eventual losses arising from claims, which have been reported to it, and claims which have been incurred but not yet reported. A loss and LAE reserve is established in an amount estimated by GPIC to be sufficient to cover its costs of settling claims. The amount of this reserve is usually based upon management's experience with similar losses and, when available, the report of an outside adjuster. In addition, a reserve account is established to cover claims for losses that have been incurred but are not yet reported in an amount estimated by GPIC to be sufficient to cover its costs of unreported losses. The amount of this reserve is based upon statistical analysis and historical trends. Reserve amounts are necessarily based on management's informed estimates and judgments using data currently available to them. As additional experience and other data become available and are reviewed, estimates and judgments may be changed which result in adjustments in operating results for the period in which such changes are made. Unlike many other types of losses, such as liability losses, losses relating to lender-placed, REO, flood and motor vehicle physical damage insurance are usually known and reported to an insurance carrier promptly; the amount of the loss is usually easier to determine promptly than other types of insurance losses, and claims are usually settled without prolonged litigation, meaning that the risks are "short-tailed". As a result, more timely information is usually available to calculate and evaluate the adequacy of reserves for known and unreported claims than with many other lines of insurance.

  Investments

     Insurance company investments must comply with applicable laws and regulations, which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, deposits in regulated banks, savings and loans and other federally insured institutions, real estate mortgages and real estate. As of December 31, 1998, the Company had $19.6 million of investment assets. GPIC held approximately $19.1 million of those investments.

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

     The following tables reflect the investments of the Company (dollars in thousands). The table set forth below reflects the average amount of investments, income earned and annualized yield thereon for the three (3) years ended December 31, 1998.

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------    -------    -------
Average investment....................................  $34,888    $30,711    $24,267
Net investment income.................................    1,975      1,839      1,635
Average annualized yield..............................      5.7%       6.0%       6.7%

     The following table summarizes by type, the investments of the Company as of December 31, 1998 at estimated market value (dollars in thousands). With the exception of equity securities and certain debt securities, the Company's investments are either insured by the Federal Deposit Insurance Corporation or have one of the top three designations from the National Association of Insurance Commissioners ("NAIC"), which correspond to an "investment grade" rating.

                                                                         PERCENT
                                                              AMOUNT     OF TOTAL
                                                              -------    --------
Certificates of deposit.....................................  $ 6,506      33.1%
U.S Government securities...................................    1,158       5.9%
State and municipal bonds...................................    5,457      27.7%
Corporate bonds.............................................    1,302       6.6%
Equity securities...........................................    5,235      26.6%
Mortgage-backed securities..................................       26       0.1%
                                                              -------     -----
          Total investments.................................  $19,684     100.0%
                                                              =======     =====

     The table set forth below indicates the expected maturity distribution of GPIC's fixed income securities and short-term investments as of December 31, 1998 (dollars in thousands).

                                                                         PERCENT
                                                              AMOUNT     OF TOTAL
                                                              -------    --------
One year or less............................................  $ 5,893      40.8%
One year to five years......................................    5,244      36.3%
Six years to ten years......................................    1,659      11.5%
More than ten years.........................................    1,653      11.4%
                                                              -------     -----
          Total fixed income securities and short-term
             investments....................................  $14,449     100.0%
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

     Subject to certain limitations, in 1998 GPIC retained on non-flood insurance, and in 1999 retains, the first $500,000 of each risk and reinsures the rest up to a maximum $2.0 million per risk. This per risk excess reinsurance is provided in one layer and is subject to a maximum reinsurer's liability arising out of any one event of $4 million in the aggregate. The reinsurance contract has a one (1) year term. GPIC also purchases catastrophic reinsurance, under which GPIC is protected against an accumulation of losses arising out of any one event up to $12.5 million in excess of the initial $2.5 million of losses which GPIC incurs. The first layer of catastrophic reinsurance covers 95% of the first $2.5 million in excess of $2.5 million for each occurrence, with a maximum of 95% of $5.0 million for all losses during the term of the contract. The second layer covers 95% of the next $5.0 million over $5.0 million for each loss occurrence, subject to a maximum of 95% of $10.0 million for all losses during the term. The third layer of catastrophic reinsurance covers 95% of the next $5.0 million in excess of $10.0 million for each loss occurrence, subject to a maximum of 95% of $15.0 million for all losses during the term. Each of the catastrophic reinsurance agreements has a one (1) year term. GPIC from time to time purchases another form of reinsurance called "facultative reinsurance" for an individual policy or group of policies to protect GPIC and its treaty reinsurers from certain risks or when the amount of insurance exceeds the maximum amount covered under various reinsurance treaties. GPIC negotiates the cost of facultative reinsurance on a case-by-case basis. Flood insurance issued by GPIC is reinsured by an agency of the federal government.

     The purchase of reinsurance does not relieve GPIC of liability for the full amount of loss in the event the reinsurer fails or refuses to pay the reinsured portion. To date, GPIC has collected full reinsurance reimbursement on all claims submitted to its reinsurers. There were no losses ceded to reinsurers in 1996, 1997 or 1998 on non-flood insurance policies. GPIC paid 4.9%, 4.0% and 4.4% of its earned premiums on non-flood insurance policies for its excess and catastrophic reinsurance treaties in 1996, 1997 and 1998 respectively.

REGULATION

  Regulation in General

     Pinnacle Data's operations are generally not subject to regulation by any government agency. Certain rules relating to issuing flood zone determination certificates are contained in the Code of Federal Regulations. FEMA generally oversees the enforcement of such regulations; however, neither FEMA nor any other government agency directly regulates the activities of Pinnacle Data.

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

     GPIC is subject to regulation by government agencies in California, its state of domicile, and in the remaining states in which it transacts insurance. The nature and extent of such regulation may vary from jurisdiction to jurisdiction, but typically, among other things, involves prior approval of the acquisition of "control" of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the payment of dividends by an insurance company, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risk which may be insured by a single company, licensing of insurers and their agents, deposits of securities for the benefit of policyholders, approval of policy forms, methods of accounting, establishing reserves for losses and loss adjustment expenses and filing of annual report financial statements and other reports with respect to the financial condition of the insurer and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders. The following represent the more significant insurance regulatory requirements, which are or will be imposed on GPIC and its affiliates.

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

  Restrictions on Dividends Payable by GPIC to National

     As a nonoperating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, principally GPIC and Pinnacle Data. GPIC is subject to laws and regulations, which restrict its ability to pay dividends. GPIC must report to the California Department of Insurance (the "Department") all dividends and other distributions to shareholders within five business days following declaration. No dividend or other distribution to shareholders may be paid until at least ten business days after receipt by the California Insurance Commissioner (the "Commissioner") of such notice. Moreover, GPIC may not pay any extraordinary dividend or make any other extraordinary distribution to its shareholders until thirty days after receipt by the Commissioner of a Notice of Declaration thereof and, within such period, the Commissioner has not disapproved such payment. The interim period will allow the Department to issue an order stopping payment of the dividend if, in the Department's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public. An extraordinary dividend or distribution, is any dividend or distribution which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of either:

     (i) 10 percent of GPIC's policyholder's surplus as of the previous December 31, or

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

     Companies having statutory surplus less than that determined necessary by the RBC model will likely be required to adequately address certain risk factors (underwriting risk, investment risk and other off-balance sheet risk) and will be subject to varying degrees of regulatory intervention, depending upon their level of capital inadequacy. The RBC model for the 1998 annual statement did not indicate an impairment of GPIC's measurement of capital adequacy.

  Membership in Insolvency Funds and Associations

     Most states require property and casualty insurance companies to become members of insolvency funds or associations, which generally protect policyholders against the insolvency of insurance companies writing business in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies. The maximum contributions required by law in any one (1) year have varied between 1% and 2% of annual premiums written by a member in that state. Most of these payments are recoverable through future policy surcharges and premium tax reductions. GPIC is required to participate in such insolvency funds and associations and contributed $1,179 in 1997 and $116,113 in 1998 to such funds and associations.

     GPIC is also required to participate in various mandatory insurance facilities or to participate in funding mandatory pools. These include individual state facilities such as the state FAIR Plan Associations. GPIC made certain significant contributions to the California FAIR Plan Association in 1996 and 1997. No significant contributions were made to the California FAIR Plan Association in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

MARKETING

     The Company's services and products are marketed nationwide and in Canada by its sales and marketing staff. Additional sales are made, on an indirect basis, through independent sales representatives and insurance agents and brokers.

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

SIGNIFICANT CUSTOMERS

     During the year ended December 31, 1998, Ameriquest Mortgage Company accounted for approximately 10% of the Company's consolidated revenues.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 773 persons. The Company has never experienced a work stoppage, and at present, no employee is known by management to be represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company leases its principal offices located in South San Francisco, California, which are used as the Company's headquarters and as the primary operations center for GPIC, PMSIS, Fastrac, and Pinnacle Data. In addition the Company leases space in Concord, California, which is used by Pinnacle Data primarily for making manual flood zone determinations. The Company leases space in Springfield, Ohio, which is used by Fastrac with respect to its motor vehicle insurance tracking and outsourcing operations. The Company leases space in Chantilly, Virginia and Warwick, Rhode Island, which is used as the primary operations centers of PinTax. The Company leases space in Tucson, Arizona, which is used by Pinnacle Data, PinTax and Fastrac. The Company also leases other sales and service offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     National's Common Stock trades on the Nasdaq Stock Market under the symbol "NAIG". The following table sets forth the high and low sale prices for the Common Stock and cash dividends declared for the periods indicated.

                                                   COMMON
                                                 STOCK PRICE      CASH DIVIDENDS
                                               ---------------     DECLARED PER
                                                HIGH      LOW         SHARE
                                               ------    -----    --------------
1997
  First Quarter..............................  $ 8.00    $4.25        $0.00
  Second Quarter.............................   10.00     5.88        $1.08
  Third Quarter..............................   11.13     6.13        $0.11
  Fourth Quarter.............................   11.00     7.63        $0.11
1998
  First Quarter..............................  $11.00    $7.88        $0.11
  Second Quarter.............................   15.00     8.06        $0.04
  Third Quarter..............................   11.00     5.50        $0.05
  Fourth Quarter.............................   22.00     5.75        $0.11

     The closing price of the Common Stock, as reported on the Nasdaq National Market System on March 15, 1999, was $14.875 per share. As of March 16, 1999, there were approximately 550 holders of the Common Stock.

     The Companies' Boards of Directors meet quarterly to consider the payment of cash dividends based upon, among other things, an analysis of each Companies' financial performance.

     As a non-operating holding company, a principal source of National's liquidity is the cash dividends received from its subsidiaries, including GPIC. GPIC, consistent with other insurance companies, is subject to laws and regulations, which restrict its ability to pay dividends. Under California law, the maximum amount of dividends that GPIC may pay National in any twelve (12) month period without prior regulatory approval is the greater of either: (i) the net income (excluding capital gains and losses) for the preceding calendar year; or (ii) 10% of policyholder surplus as of the previous December 31. For the year ended December 31, 1998, the maximum dividend permitted to be paid in 1999 by GPIC to National is limited to approximately $2.4 million without prior consent of the Commissioner. See "Business -- Regulation -- Restrictions on Dividends Payable by GPIC to National." In addition, insurers are required to report dividends within five (5) days of declaration and at least ten (10) days prior to payment. The interim period will allow the Commissioner to issue an order stopping payment of the dividend if, in the Commissioner's opinion, the payment would in any way violate the California Insurance Code or be hazardous to the insurer's policyholders, creditors or the public.

     California law further prohibits the payment of dividends without prior approval of the Commissioner unless the insurer has available "earned surplus." The term "earned surplus" is defined as unassigned funds (surplus) as reported on the insurer's annual statement, excluding earned surplus derived from: (i) unrealized net appreciation of assets; and (ii) an exchange of assets, unless such earned surplus has been realized or the assets received in exchange are currently realizable in cash. An exception to this prohibition is allowed where the insurer's surplus as regards policyholders: (i) is reasonable in relation to its outstanding liabilities; (ii) is adequate to the insurer's financial needs; and (iii) the prior approval of the Commissioner is obtained.

     The Company believes that the restrictions on the payment of dividends in California will not significantly affect the Company's ability to pay dividends in accordance with its current dividend policy. In addition, the Company believes that the implementation of the restrictions will not have any significant effect on National's liquidity.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical selected consolidated financial data of the Company which has been derived from the audited consolidated statements of the Company for and as of the end of each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998.

     The following information should be read in conjunction with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                      1994       1995       1996       1997       1998
                                                     -------    -------    -------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
  Net premiums written.............................  $20,036    $14,956    $12,636    $20,501    $14,290
                                                     =======    =======    =======    =======    =======
  Net premiums earned..............................  $20,858    $17,020    $13,585    $19,038    $15,512
  Real estate information services(1)..............    7,978     10,593     18,499     23,492     35,978
  Tracking fees....................................    3,012      4,786      5,479      7,543     12,346
  Net commission income............................    1,103      1,502      1,145      1,166      1,081
  Net investment income............................    1,836      2,042      1,975      1,839      1,635
                                                     -------    -------    -------    -------    -------
    Total revenues.................................   34,787     35,943     40,683     53,078     66,552
                                                     -------    -------    -------    -------    -------
  Loss and loss adjustment expense.................    7,873      6,044      4,002      6,482      5,415
  Commissions paid to nonaffiliates................    4,739      4,079      1,954      1,837      3,014
  Personnel expenses...............................   13,677     16,891     18,948     23,127     31,455
  All other expenses...............................    9,096     12,252     14,221     16,930     23,039
  Non-recurring expense(3).........................    1,020      4,100         --         --         --
                                                     -------    -------    -------    -------    -------
    Total expenses(1)..............................   36,405     43,366     39,125     48,376     62,923
                                                     -------    -------    -------    -------    -------
  Income (loss) before provision (benefit) for
    income taxes...................................   (1,618)    (7,423)     1,558      4,702      3,629
  Provision for (benefit from) income taxes........     (534)    (2,559)       284      1,436        812
                                                     -------    -------    -------    -------    -------
  Net income (loss)................................  $(1,084)   $(4,864)   $ 1,274    $ 3,266    $ 2,817
                                                     =======    =======    =======    =======    =======
EARNINGS PER SHARE DATA
    Basic(2).......................................  $ (0.23)   $ (1.04)   $  0.31    $  0.83    $  0.69
    Diluted(2).....................................  $ (0.23)   $ (1.04)   $  0.31    $  0.79    $  0.65
BALANCE SHEET DATA
  Cash and investments.............................  $39,112    $37,335    $33,777    $29,962    $25,537
  Total assets.....................................  $55,092    $52,096    $47,112    $66,742    $67,941
  Long-term notes payable..........................  $    --    $    --    $   333    $ 8,675    $10,031
  Total shareholders' equity.......................  $37,290    $32,881    $28,552    $27,780    $30,351
OTHER DATA:
  Cash dividends per share.........................  $  0.20    $  0.00    $  0.00    $  1.30    $  0.31

---------------
(1) Revenues for real estate information services include revenues in 1997 from PinTax subsequent to the PinTax Acquisition. Total expenses include expenses from PinTax subsequent to the PinTax Acquisition.

(2) Based upon weighted average number of common shares outstanding.

(3) Non-recurring expenses consist of $4.1 million in 1995 for Proposition 103 rebates and $1.0 million in 1994 for restructuring charges in connection with relocation of an operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     National and its wholly-owned Subsidiaries provide specialized information services through technology, tracking services, outsourcing services and related insurance products to financial institutions located throughout the United States and in Canada. National and its Subsidiaries are referred to in this Report collectively as the "Company". Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis, enabling the customers of the Company to:

     - determine if residential or commercial real estate is located inside or outside a federally-designated Special Flood Hazard Area ("SFHA"), with respect to real estate which is collateral for loans being financed or serviced by customers of the Company or for other purposes (the "Flood Zone Determination Services");

     - obtain real estate tax data from various local, county and state taxing authorities nationwide with respect to real estate which is collateral for loans being financed or serviced by the customers of the Company, facilitate the payment to such taxing authorities by mortgage lenders and mortgage loan servicing companies from certain escrowed funds collected for real estate taxes from their borrowers with monthly loan payments for real estate taxes to such taxing authorities, and inform mortgage lenders and mortgage servicing companies whether the real estate taxes on property securing real estate loans have been paid and perform certain tasks of the Company's customers on an outsourced basis (the "Real Estate Tax Services");

     - monitor the insurance coverage on collateral securing motor vehicle and other consumer loans and leases (the "Motor Vehicle Insurance Tracking and Outsourcing Services"); and

     - monitor the insurance coverage on collateral securing residential mortgages (predominantly one-to-four unit family dwellings), to a lesser extent, commercial mortgages, disburse insurance premiums collected from borrowers with monthly loan payments for insurance coverage on behalf of mortgage lenders and mortgage servicing companies and perform certain tasks of the Company's customers on an outsourced basis (collectively, the "Hazard Insurance Tracking and Outsourcing Services").

     When the Hazard Insurance Tracking and Outsourcing Services indicate that hazard insurance coverage on the collateral securing the loan has lapsed, the customer may contract with the Company to provide specialized, fire, allied peril or physical damage insurance (generally referred to as "lender-placed" insurance, formerly referred to by the Company as "force-place" insurance), that generally insures the improvements or personal property on the collateral security. The Company provides this lender-placed insurance through its wholly-owned subsidiary Great Pacific Insurance Company, in 48 states and the District of Columbia and through nonaffiliated insurance companies in the remainder of the United States. The Company also provides flood insurance, for which the risk is assumed by an agency of the U. S. Government under the National Flood Insurance Program ("NFIP"). In addition, the Company provides fire and allied perils insurance with respect to properties on which financial institutions are in the process of or have foreclosed, and physical damage insurance on motor vehicles. Great Pacific Insurance Company is rated "A" ("Excellent") by A.M. Best Company, a nationally recognized insurance statistical and rating service.

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

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1996        1997        1998
                                                        --------    --------    --------
Gross Premiums Written (net of cancellations).........  $15,594     $24,141     $17,927
Gross Premiums Ceded..................................   (2,958)     (3,640)     (3,637)
                                                        -------     -------     -------
Net Premiums Written..................................  $12,636     $20,501     $14,290
                                                        =======     =======     =======

     The Company's strategy includes expanding its authorization to write premiums on a direct basis. At the present time, the Company generally retains the first $500,000 of each risk and reinsures the rest up to a maximum of $2.0 million per risk, pursuant to reinsurance arrangements. The Company also purchases catastrophic reinsurance, under which the Company is protected against an accumulation of losses arising out of any one event up to 95% of $12.5 million in excess of the initial $2.5 million of losses which the Company incurs. See "Business -- Insurance Operations -- Reinsurance" and Note 17 of Notes to Consolidated Financial Statements for a description of the Company's reinsurance arrangements. The Company remains primarily liable to its policyholders in the event any reinsurer is unable or will not fulfill the obligations assumed under reinsurance. As a result of the cost and availability of reinsurance, in the future the Company may elect to retain a higher portion of the risk historically ceded to reinsurers. If the Company were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by the Company. This increased exposure could have a material adverse effect on the Company's results of operations.

     The Company did not cede any losses to reinsurers in 1996, 1997 or 1998 for non-flood insurance losses. The Company seeks to limit its exposure with respect to any failure by a reinsurer to fulfill its obligations by evaluating the financial condition and rating of members of its reinsurance pool (the Company's policy is to purchase reinsurance with U.S. insurers rated in the "A" categories by A.M. Best Company) at the time of such purchase and by diversifying the reinsurance pool.

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

     The Company's effective income tax rate was 18%, 31%, and 22% for 1996, 1997, and 1998, respectively. See Note 8 of Notes to Consolidated Financial Statements.

     Effective January 1, 1999, National implemented a change to its revenue recognition accounting policy for real estate tax service contracts. The accounting policy was adopted prospectively and applies to all new loans serviced beginning January 1, 1999. Prior to January 1, 1999, National recognized revenues from real estate tax service contracts over the estimated duration of the contracts as the related servicing costs were estimated to occur. The majority of the servicing costs, approximately 64%, are incurred in the first tax processing cycle, with the remaining 36% incurred over the remaining service life of the contract. This policy results in recognition of approximately 65% of billings as revenue in the first year depending on the month that the contracts are added. The new policy provides for a more ratable recognition of revenues, reducing the amount of revenue and gross profit recognized at the inception of the contract and recognizing it over the expected service period. The amortization rates applied to recognize the revenues are based on a 10 year average contract life and are adjusted to reflect prepayments. The resulting rates by year are 41%, 21%, 13%, 8%, 6%, 4%, 3%, 2%, 1% and 1%. National periodically reviews its tax service contract portfolio to determine if there have been changes in contract lives and/or changes in the number and/or timing of prepayments.

National may adjust rates to reflect current trends. Assuming a constant rate of billings in 1999 as compared to 1998, revenue recognized from new tax service contracts would be approximately 35% to 40% lower and National's consolidated revenues would be approximately 5% lower.

     In March 1998, Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting by all nongovernmental entities for the costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. This SOP also provides guidance on when costs incurred for internal-use computer software are and are not capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is not currently involved in significant software development projects and does not believe that SOP 98-1 will have a material impact on its financial statements in 1999.

     In December 1997, Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises for insurance-related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that SOP 97-3 will have a material impact on its financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues for the periods indicated.

                                                              1996     1997     1998
                                                              -----    -----    -----
Net premiums earned.........................................   33.4%    35.9%    23.3%
Real estate information services............................   45.4     44.2     54.0
Tracking fees...............................................   13.5     14.2     18.6
Net commission income.......................................    2.8      2.2      1.6
Net investment income.......................................    4.9      3.5      2.5
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Loss and loss adjustment expense............................    9.8     12.2      8.1
Commissions paid to nonaffiliates...........................    4.8      3.4      4.5
Personnel expenses..........................................   46.6     43.6     47.3
All other expenses..........................................   35.0     31.9     34.6
                                                              -----    -----    -----
          Total expenses....................................   96.2     91.1     94.5
                                                              -----    -----    -----
Income before provision for income taxes....................    3.8      8.9      5.5
Provision for income taxes..................................     .7      2.7      1.3
                                                              -----    -----    -----
Net income..................................................    3.1%     6.2%     4.2%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1998

     The dollar amounts referred to in this section comparing operating results for the year ended December 31, 1997 with December 31, 1998 are approximate amounts stated in millions and are based on the financial statements included elsewhere in this Report, which amounts are stated in thousands. All percentages referred to in this section comparing operating results for the year ended December 31, 1997 with December 31, 1998 are approximate percentages and are based only on dollar amounts set forth in the financial statements contained elsewhere in this Report, which amounts are stated in thousands.

  Revenue

     Total revenue increased from $53.1 million in 1997 to $66.6 million in 1998, an increase of $13.5 million or 25.4%. Net premiums written decreased from $20.5 million in 1997 to $14.3 million in 1998, a decrease of $6.2 million or 30.3%. The decrease in net premiums written was principally due to the loss in the third and fourth quarters of 1997 of two hazard insurance tracking and outsourcing customers. There was no material price change related to the Company's insurance products in 1998.

     Net premiums earned decreased from $19.0 million in 1997 to $15.5 million in 1998, a decrease of $3.5 million or 18.5%. The decrease was primarily due to the loss of the hazard insurance tracking and outsourcing customers, as previously described.

     Real estate information services revenue (consisting of revenue from Pinnacle Data and PinTax) increased from $23.5 million in 1997 to $36.0 million in 1998, an increase of $12.5 million or 53.2%. Approximately $8.6 million of the increase was the result of PinTax, which was acquired in September 1997. PinTax increased fee income in 1998 from new and existing customers. The remainder of the increase was the result of higher flood zone determination volumes from existing and new customers. The Company's overall price level for its real estate information services did not materially change in 1998.

     Tracking fees increased from $7.5 million in 1997 to $12.3 million in 1998, an increase of $4.8 million or 63.7%. The increase was primarily due to the addition of new motor vehicle insurance tracking and outsourcing customers in 1998 and the growth in the motor vehicle lease portfolios of the Company's customers.

  Expenses

     Loss and LAE was $6.5 million in 1997 (34.0% of net premiums earned) and $5.4 million in 1998 (34.9% of net premiums earned), a decrease of $1.1 million or 16.5%. The decrease was primarily due to a decrease in earned premiums and the average size of claims. The average loss per claim reported decreased from $7,693 in 1997 to $5,898 in 1998.

     Commissions paid to nonaffiliates increased from $1.8 million (9.6% of premiums earned) in 1997 to $3.0 million (19.4% of premiums earned) in 1998, an increase of $1.2 million or 64.1%. The percentage of commissions paid to net premiums earned varies depending upon customer and agent/broker mix. The increase in commission expense, both in amount and as a percentage of net premiums earned, is due to larger percentage of GPIC's commissions being paid to non-affiliated insurance agents and brokers.

     Personnel expenses increased from $23.1 million in 1997 to $31.5 million in 1998, an increase of $8.4 million or 36.0%. The increase was a result of (i) personnel expenses of PinTax, which was acquired in September 1997; (ii) an increase in the volume of flood zone determination services and motor vehicles being tracked; and (iii) an increase in hiring of corporate and operations personnel to facilitate growth in the Company's customer base. Personnel expenses as a percent of total revenue increased from 43.6% in 1997 to 47.3% in 1998.

     All other expenses increased from $16.9 million in 1997 to $23.0 million in 1998, an increase of $6.1 million or 36.1%. The increase was partially a result of general, administrative and operating expenses of PinTax, which was acquired in September 1997 and the increase in general, administrative and operating costs of the Company's other subsidiaries resulting from growth in the Company's customer base and the costs to implement new customers.

     As a result of the above factors, income before provision for income taxes decreased from $4.7 million in 1997 to $3.6 million in 1998, a decrease of $1.1 million, or 22.8%.

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

  Revenue

     Total revenue increased from $40.7 million in 1996 to $53.1 million in 1997, an increase of $12.4 million or 30.5%. Net premiums written increased from $12.6 million in 1996 to $20.5 million in 1997, an increase of $7.9 million or 62.7%. The increase in net premiums written was principally due to growth in loan portfolios of the Company's existing and former Hazard Insurance Tracking and Outsourcing Services clients. There was no material price change related to the Company's insurance products in 1997.

     Net premiums earned increased from $13.6 million in 1996 to $19.0 million in 1997, an increase of $5.5 million, or 40.1%. The increase was primarily due to an increase in net written premiums, as previously described.

     Real estate information services revenue (consisting of revenue from Pinnacle Data and PinTax) increased from $18.5 million in 1996 to $23.5 million in 1997, an increase of $5.0 million, or 27.0%. Approximately $2 million of the increase was the result of PinTax, which was acquired in September 1997. The remainder of the increase was the result of higher flood zone determination volumes from existing customers. The Company's overall price level for its real estate information services did not materially change in 1997.

     Tracking fees increased from $5.5 million in 1996 to $7.5 million in 1997, an increase of $2.1 million or 37.7%. The increase was primarily due to higher volumes of motor vehicle leases tracked for new and existing Motor Vehicle Insurance Tracking and Outsourcing customers.

  Expenses

     Loss and LAE was $4.0 million in 1996 (29.5% of net premiums earned) and $6.5 million in 1997 (34.0% of net premiums earned), an increase of $2.5 million, or 62.0%. The increase was primarily due to an increase in the number and average size of claims. The average loss per new claim reported increased from $5,513 in 1996 to $7,693 in 1997. The number of new claims increased from 726 reported in 1996 to 843 reported in 1997.

     Commissions paid to nonaffiliates decreased from $2.0 million (14.4% of premiums earned) in 1996 to $1.8 million (9.6% of premiums earned) in 1997, a decrease of $117,000, or 6.0%. The reduction in commissions paid to nonaffiliates was a result of relatively higher growth in net written and earned premiums from clients, which did not earn commissions on the Company's insurance products.

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

     All other expenses increased from $14.2 million in 1996 to $16.9 million in 1997, an increase of $2.7 million, or 19.0%. Approximately $1.4 million of the 1996 expenses was as a result of retention agreements entered into with certain executives in June 1996. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company, which occurred in July 1996. The remaining increase in all other expenses was due to several factors, including an increase in direct costs related to growth in revenues (e.g., data, telecommunications cost, postage) and an increase in sales, marketing, consulting and advertising costs.

     As a result of the above factors, income before provision for income taxes increased from $1.6 million in 1996 to $4.7 million in 1997, an increase of $3.1 million, or 202%.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of a company's ability to secure sufficient cash to meet its contractual obligations and operating needs. National is a holding company with no operations and no sources of income itself except interest or investment income. The principal assets of National are the stock of its Subsidiaries. National is, and for the foreseeable future will continue to be, dependent on the dividends from its Subsidiaries to meet its liquidity requirements, including debt service obligations. Dividends payable to National by GPIC are subject to certain regulatory restrictions, which are described below.

     The Company's primary sources of cash are from operating income and lines of credit. In 1998, the Company derived a substantial portion of its operating cash from the operating profits from Pinnacle Data, as well as the net premiums written from GPIC. The Company has reserved certain amounts of the net written premiums it received in 1998 for a variety of purposes, including reserves for return premiums, unearned premiums and loss reserves. The Company believes that its cash flow from operations, existing cash balances and lines of credit will be sufficient to meet its working capital needs for the foreseeable future.

     GPIC collects and invests premiums written in advance of the payments for associated claims. In the absence of a catastrophic loss, this timing difference between premium collection and claims payment, combined with investment income, normally provides short-term funds in excess of normal operating demands for cash. As of December 31, 1998, the Company had cash and short-term investments aggregating $9.3 million.

     Of the Company's cash and short-term investments, $7.6 million is held by GPIC. Insurance companies, including GPIC, are subject to laws and regulations, which restrict their ability to pay dividends to parent companies or other shareholders. Under California law, the maximum amount of dividends that GPIC may pay the Company in any twelve (12) month period without prior regulatory approval is the greater of (i) net income for the preceding calendar year, or
(ii) 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the previous December 31. For the year ended December 31, 1998, GPIC had net income of $0.48 million and as of December 31, 1998, statutory policyholders' surplus of $24.2 million. For the year ended December 31, 1998, the maximum dividend permitted to be paid by GPIC to National was approximately $2.6 million. For 1999, the maximum dividend permitted to be paid by GPIC to National is approximately $2.4 million. See "Market for Registrant's Common Equity and Related Stockholder Matters" and Note 14 of Notes to Consolidated Financial Statements.

     In connection with the PinTax Acquisition, National and New Arts entered into a term note facility (the "Term Facility") with the Company's primary commercial bank. The Term Facility allows for a maximum borrowing of $11.3 million, including $2 million for any additional consideration ("Additional Consideration") which might have been payable pursuant to the Agreement on or before May 25, 1998. On May 26, 1998, the Company borrowed $1.5 million to pay Additional Consideration. The Term Facility matures in May 2003 and calls for interest payments at the rate of the lending bank's prime rate plus one and one-quarter percent, beginning September 1997. Principal is paid monthly, beginning May 30, 1998, in accordance with a variable amortization schedule. Collateral for the loan includes non-insurance company cash deposits of the Company, the common stock of Pinnacle Data, as well as the stock of PinTax and of New Arts. As of December 31, 1997 and 1998, the outstanding principal balance of the Term Facility was $9.3 million and $10.6 million, respectively.

     In connection with the PinTax Acquisition, PinTax paid to the sellers of ARTS (the "Sellers") in 1998 approximately $2.5 million of Additional Consideration. Of these amounts, approximately $1.5 million of Additional Consideration was paid in cash using the proceeds from the Term Facility. The remaining $1.0 million of Additional Consideration was paid in the form of an unsecured note to the Sellers (the "Purchaser Note"). The Purchaser Note bears simple interest of 8% per annum. Principal and interest are due in equal quarterly installments over the three (3) years ending May 2001, with the first installment due on June 18, 1998. As of December 31, 1998, the outstanding principal balance of the Purchaser Note was approximately $0.7 million.

     In May 1998, the Company entered into a $2 million revolving credit facility (the "Credit Facility") with its primary commercial bank. The Credit Facility replaced the Company's previous revolving credit facility dated April 2, 1997. In September 1998, the Credit Facility was increased to $4.275 million and the maturity date of the principal payment was extended to May 31, 1999. The Credit Facility calls for monthly interest payment at the rate of 0.75% per year in excess of the rate of interest, which the financial institution has announced as its prime lending rate. Collateral for the loan includes the outstanding capital stock of Pinnacle Data, which consists of 1,000 shares, along with all proceeds and products of Pinnacle Data. As of December 31, 1998, the outstanding principal balance of the Credit Facility was $2 million.

     Consolidated stockholders' equity at December 31, 1998, totaled $30.4 million or $7.02 per share compared to $27.8 million or $6.73 per share at December 31, 1997.

     Industry and regulatory guidelines suggest that a property and casualty insurers' annual statutory net written premium should not exceed approximately three times its policyholders' surplus. The Company's surplus ratio is significantly lower than such guidelines. For the year ended December 31, 1998, the Company's net written premium to policyholder surplus ratio was .6 to 1. See "Business -- Insurance Operations -- Insurance Operating Ratios."

     Inflation or deflation and other factors generally affect the rate of investment return in the securities and financial markets, and increases and decreases in such investment return rates have a corresponding effect on the Company's investment income.

     There is no public securities market for certain investments held by the Company. As of December 31, 1998, such investments were two limited partnership interests with an original cost of $222,220. One limited partnership interest with a cost basis of $100,000 was sold in January 1999 for $110,000. See "Certain Relationships and Related Transactions."

FACTORS AFFECTING FUTURE OPERATING RESULTS

     These factors, together with statements regarding certain risks and uncertainties contained in other parts of this Report, may affect the Company's operating results. Investors should read this section in connection with any forward-looking statement made in this Report, including, but not limited to, statements preceded or followed by the words "believes", "anticipates", "expects", "aware" or similar expressions as they relate to the Company or its management.

  Merger with The First American Financial Corporation

     National has entered into a Merger Agreement with The First American Financial Corporation ("FAFCO"). As a result of such Merger, National would become a wholly owned subsidiary of FAFCO. Since the announcement of the Merger in November 1998, there has been some employee attrition, and additional departures can be expected pending the consummation of the Merger. The Merger is subject to a number of conditions including, without limitation, the approval of the California Department of Insurance and the approval of the shareholders of National. There can be no assurance that all of the conditions of the Merger will be satisfied and that the Merger will be consummated. If the Merger is not consummated, the Company may be required to replace certain departed employees. The effect of the departure of such employees and the need to engage and train their replacements is currently unknown.

     National has incurred costs totaling $587,000 as of December 31, 1998 in connection with the negotiation of the Merger Agreement and in preparation for the consummation of the Merger, and additional costs will be incurred prior to the consummation of the Merger. All of such costs have been deferred and reported as Other Assets on the Balance Sheet. Such costs are not reflected in the Consolidated Statements of Operations and Comprehensive Income included in this Report. If the Merger is consummated, such costs will be recorded as expense in the future financial statements of National, as a subsidiary of FAFCO. If the Merger is not consummated, such costs will be recorded as expense by National in the quarter in which the Merger transaction is abandoned. If the Merger is abandoned such costs would have a material adverse effect on the net income and earnings per share of National for the quarter and the calendar year in which the Merger is abandoned.

  Additional Expenses

     The Company anticipates that it may incur certain costs in 1999 in connection with various new business activities, including building its customer base, reorganizing operations and carrying on its product quality improvement programs. The overall goal of these activities is to enhance the long-term value of the Company. The Company has begun to hire additional personnel, purchase new computer and other equipment, lease additional office space and incur other expenses in connection with these business activities. There can be no assurance that such costs will be offset by increases in revenue; and, in any event, the Company expects that any increase in revenue will lag the periods in which expenses are incurred. Furthermore, there can be no assurances that the hiring of additional personnel or the reorganizing of operations will lead to higher profitability. If such increases in expenses are not fully offset by increases in revenue, the Company's financial position and results of operations and earnings could be materially adversely affected.

  Flood Zone Determinations

     The Company derives a substantial portion of its total revenues from fees for Flood Zone Determination Services. These services are primarily provided to assist lenders in complying with federal laws which in many instances require lenders to determine whether property being financed is located in a federally-designated Special Flood Hazard Area ("SFHA") and if the property is located in an SFHA require borrowers to obtain flood insurance. Any significant change in federal legislation or secondary market requirements limiting these requirements on lenders or borrowers, or the development by competitors of significantly enhanced service or delivery systems could have a material adverse effect on the Company's business or operating results.

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

  Reserve Adequacy

     GPIC is required to maintain reserves to cover its estimated ultimate liability for loss and loss adjustment expenses with respect to reported losses and incurred but not reported claims. These reserves are estimates of what GPIC expects the ultimate settlement and administration of claims will cost, and are based on known facts and circumstances, predictions of future events, estimates of future trends in claims severity and other variable, subjective factors. No assurances can be given that such estimates will be adequate to cover actual losses incurred by GPIC. Any significant changes in GPIC's estimate of ultimate losses on reported claims may materially adversely affect the results of GPIC's operations in the period reported. GPIC has in the past experienced adverse developments in its loss reserves. GPIC's loss and loss adjustment expense reserves are reviewed on an annual basis by unaffiliated actuaries. GPIC's most recent actuarial review of such reserves as of December 31, 1998 concluded that the reserves (i) met the requirements of the insurance laws of California, (ii) were computed in accordance with accepted loss reserving standards and principles and (iii) make a reasonable provision for all unpaid loss and loss expense obligations of GPIC under the terms of its policies and agreements.

     GPIC also maintains a reserve for return premiums which is based upon GPIC's historical experience. As is prevalent in the lender-placed insurance industry, a substantial amount of GPIC's net premiums written are refunded to policyholders. The amount of such refunds can be affected by, among other things, inaccurate or untimely data submitted by customers, which GPIC uses as a basis for recording written premiums or the loss of customers. No assurance can be given that the reserve for return premiums will be adequate to cover actual refunded premiums paid by GPIC in the future. See, "Business -- Insurance Operations."

  Underwriting Risks

     Traditional insurance companies underwrite risks individually or by class, following an in-depth analysis of such risks. Although GPIC applies underwriting techniques to a small portion of insured risks, the immediate coverage required by purchasers of lender-placed insurance and REO Insurance generally requires GPIC to write specialized insurance within predesignated limits and geographic areas, at a flat rate, without the application of traditional underwriting criteria to individual risks. Accordingly, GPIC may be insuring individual risks that it might not have insured had it applied traditional analysis to such risks. In addition, GPIC may not have adequate spread of risk in a particular geographic area. See "Business -- Insurance Operations -- Underwriting."

  Reinsurance Considerations

     GPIC's business is partially dependent upon its ability to cede to reinsurers risks insured by GPIC. The amount, availability and cost of reinsurance are subject to prevailing market conditions, beyond the control of GPIC, which can affect GPIC's level of business and profitability. GPIC is ultimately liable for the reinsured risk if for any reason the reinsurers do not cover or will not pay GPIC for the losses of the insureds. As a result of the anticipated increased cost and more limited availability of reinsurance, in the future, GPIC may elect to retain a higher portion of the risk historically ceded to reinsurers. If GPIC were to retain a higher proportion of insured risks, it would increase its exposure to significant losses relating to properties insured by GPIC. This increased exposure could have a material adverse effect on the Company's results of operations. See "Business -- Insurance
Operations -- Reinsurance."

  Errors and Omissions

     Pinnacle Data indemnifies its customers for certain losses resulting from erroneous flood inquiry determinations, where a borrower was not properly advised whether the collateral was located in or out of an SFHA. PinTax indemnifies its customers for real estate late-payment penalties, interest on late-paid taxes and loss of tax payment discounts as a result of certain errors or omissions made by PinTax. PMSIS and Fastrac indemnify customers for certain errors and omissions made by either of them. The Company maintains insurance coverage in the maximum aggregate amount of $5 million for certain types of errors and omissions. The policy is on a claims made and occurrence basis. While to date the Company has experienced no significant losses related to errors or omissions and maintains reserves equal to its self insured retention for errors and omissions losses, there can be no assurance such reserves will prove adequate in the future or that the Company's insurance will avert adverse impacts as a result of any errors or omissions.

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

  Shortage of Skilled Labor

     The Company's delivery and upgrade of products and services to its customers is dependent upon, among other factors, the Company's ability to attract and retain key analytical and management professionals, including skilled computer programmers and systems analysts. Businesses located in San Francisco, San Mateo, Contra Costa and Santa Clara counties of California, and in other areas in which the company maintains facilities, are experiencing a tightening of the labor market, which may result in one or more of the following: an increase in personnel costs, a delay in service installations and a reduction in customer service. The Company is unable to predict when the conditions in the local labor market will change.

  Year 2000 Compliance

     The Company has considered the potential impact of the year 2000 on its information technology and non-information technology systems. The "Year 2000" problem relates to the fact that many computer systems will be affected in some way by the rollover of the two-digit year value to "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company does business. Failure of the Company's and/or third parties' computer systems and/or failure to be Year 2000 compliant could have a material impact on the Company's ability to conduct its business.

     Commencing in 1996 the Company initiated a program to address the Year 2000 compliance problem through normal planned enhancements of existing systems, development of new applications, and upgrades to operating systems and databases already covered by maintenance agreements. With respect to the Company's major information technology systems, all operating systems, database engines and tools, and all software applications are Year 2000 compliant and, with respect to the vast majority of them, Company testing thereof to assure compliance is complete. Testing of all such systems was completed in 1998, however, some retesting may occur in 1999 for validation purposes.

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

     The Company is aware of issues concerning Year 2000 compliance with non-information technology systems and has commenced a program to address those issues. The full range of such issues is expected to be identified by the end of the second quarter of 1999 and the Company expects to take such action as is necessary, provided the action is within the Company's direct control, to make such non-information technology systems Year 2000 compliant by the end of the third quarter of 1999. Such non-information technology systems include such things as mail metering systems, office security systems, heating, ventilating and air conditioning systems and building elevators.

     The Company has surveyed certain of its customers to determine the status of their Year 2000 compliance programs. A number of the Company's customers interface electronically with the Company. Therefore, it is critical that such customers' interfaces are Year 2000 compliant in order for such customers to be able to continue to interface with the Company after December 31, 1999. The Company completed such survey in the fourth quarter of 1998 and no significant or material Year 2000 problems were identified. The majority of the Company's customers are in the financial institutions industry. The regulatory agencies that regulate financial institutions have been closely monitoring financial institutions regarding Year 2000 compliance. The Company believes the financial institutions industry is considered to be a leader with respect to Year 2000 preparation efforts.

     Certain of the taxing authorities across the United States provide real estate tax information in electronic format to PinTax, which tax information PinTax uses in performing real estate tax services. There can be no assurance that such taxing authorities will be Year 2000 compliant. If taxing authorities suffer any serious systems failures, they may be unable to provide tax information to PinTax in electronic format. In such case, PinTax may experience difficulty in accessing such information and would likely incur additional expenses in obtaining such tax information, if such information could be obtained. In certain cases, such information may be unavailable until such systems failures are corrected, which, depending on the duration of any such failure, could severely adversely affect the ability of PinTax to provide real estate tax services with respect to such affected jurisdictions. PinTax has attempted to survey its clients and the taxing authorities from which PinTax receives electronic data to determine their respective Year 2000 compliance status. Many such clients and taxing authorities have failed to respond to such survey and PinTax is attempting to follow-up to determine such status. While there can be no assurance that such non-responding clients and taxing authorities are Year 2000 complaint, PinTax does not believe that such failure to respond should be interpreted as a lack of Year 2000 compliance. Nevertheless, PinTax is in the process of developing contingency plans to handle problems that arise as a result of taxing authorities and clients experiencing Year 2000 related failures. There can be no assurance, however, that all contingencies can be identified or that a successful plan related thereto can be developed and implemented.

     The Company is also surveying certain of its major vendors to determine the status of their Year 2000 compliance programs. Such vendors include, without limitation, public utilities, software vendors, computer hardware manufacturers and distributors, and office supply companies. To the extent vendors respond to the Company's Year 2000 compliance questionnaire, the Company expects such survey to be complete by the end of the second quarter of 1999. If such vendors are found by the Company to be likely to be non-Year 2000 compliant by December 31, 1999, the Company will take reasonable action to replace such vendors with Year 2000 compliant vendors.

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

     Given the current state of the Company's internal preparedness for Year 2000, the Company believes that the risk of problems arising because of internal Year 2000 problems is minimal and any such problems are not anticipated to have any material effect on the Company. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devises are simply too numerous. In addition, one cannot accurately predict how many external Year 2000 problem related failures will occur or the severity, duration or financial consequences of these perhaps inevitable external failures. For instance, failure of public utilities would likely prevent the Company from operating in the location of such failure and/or communicate and/or transact business with others. Likewise if the Company's customers and, in the case of PinTax, the taxing authorities from which it receives tax information are not Year 2000 compliant or if they suffer business interruptions because of external Year 2000 problems, the Company could be adversely impacted and such impact could be substantial. Therefore, the Company considers it possible that the Company or its clients could suffer a significant number of operational inconveniences and inefficiencies that may divert management's time and attention, and other financial and human resources, from the ordinary business activities, and a lesser number of serious systems failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

     The Company has a disaster recovery plan, which is intended for use in connection with extraordinary events such as natural disasters. However, it could be implemented in the case of certain Year 2000 failures such as a public utilities failure. The disaster recovery plan contemplates the operation of certain critical portions of the Company from remote locations for certain limited periods of time. The Company has tested its information technology systems at such remote locations in order to determine that they would be functional after December 31, 1999. Nevertheless, if such remote locations were adversely affected by public utilities failures as well, the Company would be severely adversely affected during the continuation of any such failures. The Company intends to consider additional contingency plans during the first half of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk is limited to interest rate risk. Fluctuations in interest rates would affect the returns on the Company's investment portfolio and interest expense on notes payable. The Company does not use derivative financial instruments to manage interest rate risk.

     The Company's long-term investment portfolio primarily consists of fixed interest rate debt and preferred stock of high quality corporate and governmental issuers. The Company limits its credit exposure to any one issuer. The Company plans its investment maturities to correspond with its future cash requirements and generally holds its investments until maturity. A 10% change in interest rates on long term bonds and preferred stocks would not change the carrying value of the investments and shareholders' equity by a material amount.

     The majority of the Company's notes payable has a variable interest rate tied to the prime interest rate of the lending bank. The Company's earnings would be affected by changes in the prime interest rate of the lending bank. A 10% change in such prime rates would not have a material impact on net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated hereby by reference to the financial statements listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     NAME OF NOMINEE       AGE(1)                   PRINCIPAL OCCUPATION
     ---------------       ------                   --------------------
Bard E. Bunaes...........   63      Chairman and Chief Executive Officer of
                                    Constitution Reinsurance Corporation
Bruce A. Cole............   51      President of the Company, and of Pinnacle Data, GPIC,
                                    PinTax, PMSIS and Fastrac
Lawrence M. Goodman......   55      Principal of LMG Associates
Saul B. Jodel............   48      President and Chairman of the Board of the Original
                                    San Francisco Toymakers, Inc.
Mark A. Speizer..........   55      Chairman and Chief Executive Officer of the Company
                                    and Pinnacle Data, GPIC, PinTax, PMSIS and Fastrac

---------------
(1) As of March 15, 1999.

     Except as set forth below, each of the directors has been engaged in his principal occupation set forth above during the past five (5) years. There is no family relationship between any director or executive officer of the Company, except that Mr. Speizer's and Mr. Cole's paternal grandfathers were brothers.

     MR. BUNAES is Chairman of the Board and Chief Executive Officer of Constitution Reinsurance Corporation, a position that he has held since November, 1969. Mr. Bunaes serves as chairman of the board and chief executive officer of Constitution Re Corporation and serves as chairman of the board and chief executive officer of Constitution Management Corp. He also serves as president and chief executive officer of Sirius America Insurance Corporation. In addition, Mr. Bunaes serves as vice chairman and director of

Gerling Global Reinsurance Corporation of America and director of Constitution Re Corporation, Constitution Management Corp and CRC/Corsair, Inc. Mr. Bunaes serves as a director of the affiliated companies, Sirius America Insurance Corporation, Sirius International Insurance Company (Stockholm, Sweden) and ABB Investment Management Corporation (Stamford, CT), which is registered as an investment advisor under the Investment Advisors Act of 1940. Mr. Bunaes is also a director of the Reinsurance Association of America. Constitution Reinsurance Corporation has been a reinsurer of GPIC in excess of 15 years. In 1997 and 1998 premiums paid to Constitution Reinsurance Corporation by GPIC with respect to such reinsurance totaled approximately $70,000 and $64,000, respectively and in 1999 is expected to be approximately $108,000

     MR. COLE has served as President of the Company and its subsidiaries since July 1996. From March 1994 through July 1996, Mr. Cole was general counsel and executive vice president of JB Oxford Holdings, Inc. From 1991 through March 1994 Mr. Cole was of counsel to the law firm Rubinstein & Perry, A Professional Corporation, and Rubinstein & Perry, LLP, with an emphasis on business and corporation law with extensive involvement in corporate restructuring and securities industries matters. Mr. Cole also serves as a director of Jinpan International Ltd.

     MR. GOODMAN was President and Chief Operating Officer of Columbia Manufacturing Corporation from 1983 through 1994. From 1972 to 1983 Mr. Goodman was the managing partner of Triad Leasing, a company which leased heavy industrial equipment. From 1984 to present Mr. Goodman has been the managing partner of CMC, a real estate investment partnership. Since 1997 Mr. Goodman has been a principal of LMG Associates, a firm which provides consulting services.

     MR. JODEL has been President and Chairman of the Board of The Original San Francisco Toymakers, Inc., since January 1992. From 1984 to October 1991, he served in various executive capacities with Lewis Galoob Toys, most recently as President.

     MR. SPEIZER, a co-founder of the Company, has served on the Board of Directors of the Company since its inception. Since July 1996, Mr. Speizer has served as Chairman of the Board and Chief Executive Officer of the Company and for the subsidiaries of the Company. Between November 1986 and October 1995, Mr. Speizer served as Chairman of the Board and Chief Executive Officer of the Company, and between June 1995 and October 1995, served as President of the Company. Between 1972 and October 1995, Mr. Speizer also served in various executive level capacities and as a director and Chairman of the Board for the subsidiaries of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages as of March 15, 1999, are set forth below. Except for Mr. Gauer the following hold the indicated office with respect to National and each of the Subsidiaries.

             NAME                AGE                      POSITION WITH NATIONAL
             ----                ---                      ----------------------
Mark A. Speizer................  55    Chairman of the Board and Chief Executive Officer
Bruce A. Cole..................  51    President
Robert P. Barbarowicz..........  52    Executive Vice President, General Counsel and Secretary
Douglas H. Helm................  57    Executive Vice President, Business Development and Strategic
                                       Marketing
George R. Jump.................  48    Executive Vice President, Sales
Gerry L. Gauer.................  34    Executive Vice President of Pinnacle Data and PMSIS

     MR. SPEIZER, a co-founder of the Company, has served on the Board of Directors of the Company since its inception. Since July 1996, Mr. Speizer has served as Chairman of the Board and Chief Executive Officer of the Company and for the subsidiaries of the Company. Between November 1986 and October 1995, Mr. Speizer served as Chairman of the Board and Chief Executive Officer of the Company, and between June 1995 and October 1995, served as President of the Company. Between 1972 and October 1995, Mr. Speizer also served in various executive level capacities and as a director and Chairman of the Board for the subsidiaries of the Company.

     MR. COLE has served as President of the Company and its subsidiaries since July 1996. From March 1994 through July 1996, Mr. Cole was general counsel and executive vice president of JB Oxford Holdings, Inc. From 1991 through March 1994 Mr. Cole was of counsel to the law firm Rubinstein & Perry, A Professional Corporation, and Rubinstein & Perry, LLP, with an emphasis on business and corporation law with extensive involvement in corporate restructuring and securities industries matters. Mr. Cole also serves as a director of Jinpan International Ltd.

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

     MR. GAUER was elected Executive Vice President and General Manager of Pinnacle Data in November 1997 and served as Senior Vice President and General Manager of Pinnacle since July 1996. Mr. Gauer was elected Executive Vice President and General Manager of PMSIS in August 1998. From August 1995 through July 1996, Mr. Gauer was a consultant and temporary employee of Pinnacle Data Corporation. From 1994 through August 1995, Mr. Gauer was self-employed as a financial consultant. Mr. Gauer was Operations Manager for Foster Ousley Conley, a nationwide appraisal firm, from 1992 until 1994, where he managed customer service, production and human resources. In such capacity he managed a staff, including professional appraisers, productions managers, supervisors and processors.

     The executive officers serve at the discretion of the Board of Directors of the Company. Mr. Speizer and Mr. Cole have each entered into employment agreements with the Company for a three (3) year term commencing July 11, 1996. Mr. Speizer's and Mr. Cole's employment agreements each provide, among other things, that during the term of the employment agreements the Board of Directors may terminate Mr. Speizer's or Mr. Cole's employment only upon written notice for cause. Cause is defined as a conviction of a felony or a finding of liability based on intentional tortious conduct consisting of a breach of fiduciary duty relating to his performance as an officer and/or director of the Company. In addition, Mr. Cole's employment agreement provides that if the Company terminates Mr. Cole for reasons other than for cause, the Company shall pay Mr. Cole, in a single payment payable upon termination, an amount equal to
(i) his unpaid base salary for the remainder of the three (3) year term, (ii) the undiscounted remaining costs to provide the benefits provided in the employment agreement for the remainder of the three (3) year term, such as the cost of Mr. Cole's membership and participation in professional associations, a $1,000 per month motor vehicle allowance and premiums for certain insurance, including a $1 million life insurance policy, and (iii) any unpaid bonus from the previous year plus any bonus payable pursuant to any bonus plan then in effect.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation received in the last three fiscal years by (i) each individual who served as National's Chief Executive Officer during the last fiscal year and (ii) each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year who served as executive officers at the end of the fiscal year ended December 31, 1998 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                  ANNUAL COMPENSATION    COMPENSATION
                                                  --------------------      AWARDS       ALL OTHER
                                                  SALARY        BONUS      OPTIONS      COMPENSATION
       NAME AND PRINCIPAL POSITION         YEAR     ($)        ($)(1)        (#)            ($)
       ---------------------------         ----   -------      -------   ------------   ------------
Mark A. Speizer..........................  1998   300,000       75,000      30,000           23,291(2)
  Chairman of the Board and CEO            1997   300,000      325,000           0           24,189(3)
                                           1996   134,601       60,000      75,000           23,828(4)
Bruce A. Cole............................  1998   290,000       25,000           0           44,749(5)
  President                                1997   290,000      165,000           0           31,020(6)
                                           1996   124,923       40,000      75,000           23,490(7)
George R. Jump...........................  1998   259,038(8)         0      10,000            4,985(9)
  Executive Vice President, Sales          1997   266,709(8)         0           0            4,800(9)
                                           1996   365,466(8)         0           0            4,800(9)
Douglas H. Helm..........................  1998   187,951       67,500           0          169,261(10)
  Executive Vice President, Business       1997   100,288       55,000      25,000           87,462(11)
  Development and Strategic Marketing      1996         0            0           0          502,895(11)
Gerry L. Gauer...........................  1998   183,808       45,000      10,000                0
  Executive Vice President, Pinnacle       1997   156,000       35,000           0                0
  Data Corporation and PMSIS               1996   153,000       23,000      25,000                0

---------------
 (1) Bonuses for 1998 were paid in 1999 and bonuses for 1997 were paid in 1998. Bonuses for 1996 were paid in 1996.

 (2) Represents $11,291 of premiums on a term life insurance policy and long term disability insurance paid by the Company for Mr. Speizer's benefit and an automobile allowance of $12,000.

 (3) Represents $12,189 of premiums on a term life insurance policy and long term disability insurance paid by the Company for Mr. Speizer's benefit and an automobile allowance of $12,000.

 (4) Represents $12,458 of premiums on a term life insurance policy and long term disability insurance paid by the Company for Mr. Speizer's benefit, an automobile allowance of $5,370 and $6,000 paid to Mr. Speizer while he was a non-employee director of National.

 (5) Represents $17,124 of premiums on term life insurance policies and long term disability insurance paid by the Company for Mr. Cole's benefit, an automobile allowance of $12,000 and income deemed received upon the exercise of stock options of $15,625.

 (6) Represents $19,020 of premiums on term life insurance policies and long term disability insurance paid by the Company for Mr. Cole's benefit and an automobile allowance of $12,000.

 (7) Represents $18,120 of premiums on term life insurance policies and long term disability insurance paid by the Company for Mr. Cole's benefit and an automobile allowance of $5,370.

 (8) Represents both salary and commission.

 (9) Represents an automobile allowance.

(10) Represents an automobile allowance of $6,231 and commissions of $163,030 paid to Mr. Helm which commissions were paid pursuant to a certain Agreement of Employment Termination and Release, dated July 2, 1995 which related to Mr. Helm's prior employment with the Company. See "Certain Transactions."

(11) Represents commissions paid to Mr. Helm pursuant to a certain Agreement of Employment Termination and Release, dated July 2, 1995, which related to Mr. Helm's prior employment with the Company. See "Certain Transactions."

OPTION GRANTS IN LAST FISCAL YEAR

     The following tables set forth, as to the Named Officers, certain information relating to stock options granted during fiscal 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                                    ---------------------------------------------------------   POTENTIAL REALIZABLE
                                    NUMBER OF                                                     VALUE AT ASSUMED
                                    SECURITIES   PERCENT OF TOTAL                               ANNUAL RATES OF STOCK
                                    UNDERLYING    OPTIONS GRANTED    EXERCISE OR                 FOR OPTION TERM(3)
                                     OPTIONS       TO EMPLOYEES      BASE PRICE    EXPIRATION   ---------------------
               NAME                 GRANTED(#)   IN FISCAL YEAR(1)     ($/SH)       DATE(2)       5%($)       10%($)
               ----                 ----------   -----------------   -----------   ----------   ----------   --------
Mark A. Speizer...................    30,000           19.4%          $12.8125       5/1/08     $  242,156   $611,156
Bruce A. Cole.....................         0             --                 --           --             --         --
George Jump.......................    12,500            8.1%          $ 13.625      4/15/08     $  107,297   $270,797
Douglas H. Helm...................         0             --                 --           --             --         --
Gerry L. Gauer....................    10,000            6.5%          $ 8.3125       8/6/08     $52,368.75   $132,169

---------------
(1) The total number of shares subject to options granted to employees and consultants in fiscal 1998 was 154,500.

(2) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death, disability or an acquisition of National.

(3) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of National's Common Stock were to increase at such rates from the price at 1998 fiscal year end ($20.75 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $33.82 and $53.74, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent National's estimate or projection of future stock price growth. National does not necessarily agree that this method can properly determine the value of an option.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table provides information with respect to the value of unexercised options held by the Named Officers at the close of business on December 31, 1998.

                                                           NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                               SHARES                 OPTIONS AT FISCAL YEAR END(#)     AT FISCAL YEAR END($)(2)
                             ACQUIRED ON    VALUE     ------------------------------   ---------------------------
           NAME               EXERCISE     REALIZED   EXERCISABLE(1)   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------   --------   --------------   -------------   -----------   -------------
Mark A. Speizer............        --           --       130,833(3)       55,000(4)    $1,768,612      $606,094
Bruce A. Cole..............     2,500      $15,625        57,917          14,583       $  861,515      $216,922
George R. Jump.............        --           --             0          12,500                0      $ 89,063
Douglas H. Helm............        --           --         7,813          17,187       $   77,153      $169,722
Gerry L. Gauer.............        --           --        15,104          19,896       $  224,672      $291,578

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

(2) Market value of underlying securities based on the closing price of $20.75 of National's Common Stock on the NASDAQ National Market on December 31, 1998, minus the exercise price.

(3) Represents 91,250 under the 1986 Stock Option Plan and 39,583 under the 1991 Director Option Plan.

(4) Represents 44,583 under the 1986 Stock Option Plan and 10,417 under the 1991 Director Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors is composed of three non-employee directors, Lawrence M. Goodman, Bard E. Bunaes and Saul B. Jodel. No interlocking relationship exists between the Company's Board of Directors and the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

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

     The three components of the Company's executive compensation program for fiscal 1998 were base salary, short-term incentives in the form of a target bonus and long-term incentives represented by stock option grants. The Committee's policies in these areas are as follows:

  Base Salary

     The Committee reviews compensation surveys and the reports of compensation consultants to determine the recommended levels of basic salary. Salaries are established at levels that are competitive for the Company's size, location, type of industry, and the nature of the function to be performed.

  Incentive Bonus

     The payment of incentive bonuses is dependent on the performance of the Company and the achievements of each individual executive. Incentive bonuses were paid to certain executive officers of the Company during 1998. See "Executive Compensation -- Summary Compensation Table".

  Stock Option Grants

     Under the Company's 1986 Stock Option Plan, stock options may be granted to officers, other employees and consultants of the Company. The size of the stock option awards is based primarily on the individual's responsibilities and performance, as well as on an assessment of competitive equity compensation structures. Options are designed to match the interests of officers, employees and consultants with those of the shareholders. Stock options are generally granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Current grants generally vest over a period of four (4) years. This approach is designed to encourage the growth and preservation of shareholder value.

  Tax Policy

     The Committee has considered the impact of Section 162(m) of the Internal Revenue Code, which provides a limit on the deductibility of compensation for certain executive officers in excess of $1,000,000 per year. The Committee has not yet developed a policy with respect to qualifying compensation for deductibility. No Named Officer of the company had taxable compensation for 1998 in excess of the deduction limit. The Committee intends to continue to evaluate the impact of this Internal Revenue Code provision.

  1998 Chief Executive Officer Compensation

     In July 1996, National entered into an employment agreement with Mark A. Speizer pursuant to which Mr. Speizer was engaged as National's Chairman of the Board and Chief Executive Officer (See, "Certain Transactions"). Pursuant to the terms of such agreement Mr. Speizer received compensation in 1998 of $300,000. Mr. Speizer was also granted a bonus of $75,000. Such bonus was paid in 1999. As additional compensation Mr. Speizer received $22,291 which represented the payment of premiums on certain life insurance and long term disability insurance and an automobile allowance. Because Mr. Speizer's compensation is determined pursuant to such employment agreement and no modifications to such agreement have been made or proposed, the Compensation Committee did not address the issue of Mr. Speizer's base annual compensation in 1998. This bonus was based upon earnings per share, revenues, the Company's overall performance in 1998, and his leadership. Notwithstanding, Mr. Speizer has entered into a new employment agreement with National that will be effective only if the merger between National and a subsidiary of The First American Financial Corporation is consummated.

                                          Members of the Compensation Committee

                                          Larry Goodman, Chair
                                          Saul B. Jodel
                                          Bard E. Bunaes

COMPARATIVE STOCK PERFORMANCE

     The graph below compares the total shareholder return on the Common Stock of the Company for the last five fiscal years with the cumulative total return on the Index for NASDAQ Stock Market (U.S. Companies) and the Index for the NASDAQ Fire, Marine, and Casualty Insurance Group over the same period (assuming the investment of $100 in the Company's Common Stock, the Index for NASDAQ Stock Market (U.S. Companies) and the Index for NASDAQ Fire, Marine, and Casualty Insurance Group on January 1, 1993 and reinvestment of all dividends.)

                         CUMULATIVE SHAREHOLDER RETURN:
NATIONAL INFORMATION GROUP VS. INDICES FOR NASDAQ STOCK MARKET (U.S. COMPANIES)
           AND THE NASDAQ FIRE, MARINE, AND CASUALTY INSURANCE GROUP

                                                                               NASDAQ STOCK MARKET      NASDAQ FIRE, MARINE, AND
                                               NATIONAL INFORMATION GROUP       (U.S. COMPANIES)        CASUALTY INSURANCE GROUP
                                               --------------------------      -------------------      ------------------------
'1993'                                                   100.0                        100.0                       100.0
'1994'                                                    41.6                         97.8                        96.3
'1995'                                                    44.6                        138.3                       135.0
'1996'                                                    34.7                        170.0                       146.3
'1997'                                                    81.9                        208.5                       222.3
'1998'                                                   201.3                        293.8                       189.6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of National as of March 15, 1999 by (i) each person or entity who is known by National to beneficially own more than 5% of National's Common Stock, (ii) the Named Officers, (iii) each of National's current directors and director nominees, and (iv) all current directors, director nominees and executive officers as a group. A total of 4,248,226 shares of National's Common Stock were issued and outstanding as of March 15, 1999. For the purposes of the following information, any securities not outstanding which are subject to options or other right to acquire within 60 days of March 15, 1999 are deemed to be outstanding for the purposes of computing the percentage of outstanding securities owned by such individual, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding securities owned by any other person.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                 NUMBER        PERCENT
                      NAME AND ADDRESS                        OF SHARES(1)     OF TOTAL
                      ----------------                        -------------    --------
Mark A. Speizer(2)..........................................    1,716,625        39.0%
  395 Oyster Point Blvd., Suite 500
  South San Francisco, CA 94080
Brinson Partners, Inc. and its affiliated entities(3).......      345,999         8.1%
  209 South LaSalle Street
  Chicago, IL 60604-1295
Scorpion Acquisition, LLC and its affiliated party(4).......      300,000         7.1%
  505 Park Avenue, 12th Floor
  New York, NY 10022
Dimensional Fund Advisors Inc.(5)...........................      225,700         5.3%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Bruce A. Cole(6)............................................       71,333         1.7%
Douglas H. Helm(7)..........................................       11,417           *
George R. Jump(8)...........................................        3,125           *
Gerry L. Gauer(9)...........................................       17,708           *
Saul B. Jodel(10)...........................................       40,417           *
Bard E. Bunaes(11)..........................................       38,717           *
Lawrence M. Goodman(12).....................................       19,925           *
All current directors and executive officers as a group (8
  persons)(13)..............................................    1,919,267        42.0%

---------------
  *  Less than 1%

 (1) The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 15, 1999 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

 (2) Includes: (i) 152,916 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999, (ii) 12,400 shares held by Mr. Speizer's spouse, Linda Speizer, (iii) 8,400 shares held by Mr. Speizer and his wife for the benefit of each of Mr. Speizer's two daughters (4,200 shares for the benefit of each daughter),
     (iv) 300,000 shares which have been pledged to Wedbush, Morgan Securities as collateral for loans to Mr. Speizer, and 1,224,295 shares which have been pledged in connection with the Stock Purchase Agreement involving the Herman Shares, as referenced in "Certain Transactions."

 (3) Based on an amendment to Schedule 13G dated February 3, 1999, filed by Brinson Partners, Inc. ("BPI") with the SEC on behalf of itself and UBS AG. BPI is a wholly-owned subsidiary of UBS AG. BPI and UBS AG share voting and dispositive power with respect to 345,999 shares. Both BPI and UBS AG disclaim beneficial ownership of all such shares.

 (4) Based on Schedule 13D dated February 20, 1998, filed by Scorpion Acquisition, LLC with the SEC on behalf of itself and Paul Caland who, as an 80% member of Scorpion Acquisition, LLC, shares voting and dispositive power with respect to 300,000 shares.

 (5) Based on an amendment to Schedule 13G dated February 11, 1999 filed by Dimensional Fund Advisors, Inc. ("Dimensional") with the SEC. In addition, Dimensional has advised the Company that Dimensional is a registered investment advisor, furnishes investment advice to four registered investment companies and serves as investment manager to certain other investment vehicles, including commingled group trusts. In its role as investment advisor and investment manager, Dimensional posses both voting and investment power over the securities of the Company that are owned by such investment companies and investment vehicles. Such investment companies and investment vehicles were deemed to have beneficial ownership of 225,700 shares of the Company, as of December 31, 1998. Dimensional disclaims beneficial ownership of all such shares.

 (6) Includes 68,333 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999.

 (7) Includes 10,417 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999.

 (8) Represents 3,125 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999.

 (9) Represents 17,708 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999.

(10) Includes: (i) 35,417 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999 and (ii) 1,000 shares held by Mr. Jodel for the benefit of his son.

(11) Includes (i) 22,917 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999 and (ii) 4,800 shares held by Mr. Bunaes for the benefit of his daughter

(12) Represents 15,625 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999.

(13) Includes an aggregate of 326,458 shares issuable upon exercise of outstanding options exercisable within 60 days of March 15, 1999.

CHANGE IN CONTROL

     Effective as of November 17, 1998 National and The First American Financial Corporation, a California corporation ("FAFCO"), approved an agreement to merge (the "Merger Agreement") National with a subsidiary of FAFCO (the "Merger"). As a result of this Merger, National would become a wholly owned subsidiary of FAFCO and FAFCO would issue to National stockholders 0.67 of a share of FAFCO common stock for each share of National common stock that they own in exchange for their shares of National common stock. The Merger is subject to, among other things, the approval of the California Department of Insurance and the approval of a majority of the outstanding shares of National. A special meeting of the shareholders of National is required to be held to obtain the approval of such shareholders.

     During 1996 Mark A. Speizer acquired a number of shares of common stock of the Company through a series of transactions which are described in more detail in "Certain Relationships and Related Transactions." In connection with such transactions, Mr. Speizer pledged 1,224,295 shares of Common Stock, as referenced in "Certain Relationships and Related Transactions".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to an Option and Stock Purchase Agreement entered into on May 1, 1996, as amended (the "Stock Purchase Agreement"), between Howard L. Herman and Marcia Herman, Bradley Herman, Barbara Herman, and the Joel Franklin Herman Trust (collectively, the "Sellers"), and Mr. Speizer, Mr. Speizer agreed to purchase from the Sellers a total of 824,295 shares of Common Stock of National (the "Herman Shares") for a purchase price of $10.50 per share. 788,795 of the Herman Shares were purchased on May 31, 1996 and the remaining 35,500 Herman Shares were purchased on June 18, 1996. The Herman Shares represented approximately 17.5% of the then outstanding stock of the Company.

     Mr. Speizer's agreement to purchase the Herman Shares pursuant to the Stock Purchase Agreement was expressly conditioned upon receipt of an approval from the California Insurance Commissioner (the "Commissioner"), or an exemption granted by the Commissioner from the full filing and prior approval requirements set by the Commissioner. On May 23, 1996, the Commissioner granted such exemption.

     Pursuant to the Stock Purchase Agreement, the purchase price for the Herman Shares was $8,655,098, of which $3,074,805 was paid in cash, and $5,580,293 was paid by promissory notes payable by Mr. Speizer to the Sellers (the "Speizer Notes"). The Speizer Notes are payable over 15 years, shall bear interest at 9% per annum and are payable in monthly installments of principal and interest in the aggregate amount of $56,599 per month. As collateral for the Speizer Notes, Mr. Speizer pledged to the Sellers, pursuant to Security Agreements and Stock Pledges, the Herman Shares and 400,000 additional shares of the Company's Common Stock currently owned by Mr. Speizer (together the "Pledged Shares"). The Pledged Shares are to be held in escrow by City National Bank (of Beverly Hills, California) pursuant to the terms of an Escrow Agreement dated May 31, 1996 between Mr. Speizer, the Sellers and City National Bank as escrow agent. As of March 15, 1999 the outstanding principal under the Speizer Notes totaled approximately $5,050,000.

     Mr. Speizer obtained from Arabella S.A. ("Arabella"), a Luxembourg company, a line of credit for up to $4.2 million. Advances under the line of credit from Arabella are evidenced by a one (1) year term note bearing interest at 10% per annum (the "Arabella Note"). The Arabella Note was unsecured and no principal or accrued interest was due and payable by Mr. Speizer until May 31, 1997, the end of the term. Such line of credit was available to fund the purchase of the Herman Shares and remained available to fund amounts necessary for Mr. Speizer to make any regularly scheduled payments of principal and interest on the Speizer Notes during the term of the Arabella Note and certain other expenses. In February 1997 Mr. Speizer and Arabella agreed, subject to any required regulatory approvals, that Arabella would accept as payment in full of the obligations owed by Mr. Speizer to Arabella under the Arabella Note on the payment date thereof the sum of $2,000,000 in cash and 300,000 shares of the Company's Common Stock and the term of the Arabella Note was extended. On April 14, 1997, it was determined that no further regulatory approvals were required for such transaction. In July 1997 in repayment of the Arabella Note, Arabella acquired 300,000 shares of the Company's Common Stock from Mr. Speizer and was paid $2,000,000 by Mr. Speizer. In November 1997, such shares were transferred by Arabella to Scorpion Acquisition, LLC ("Scorpion Acquisition") by Arabella in exchange for an 80% interest in Scorpion Acquisition. Nuno Brandolini and Kevin McCarthy each own an 8.4% interest in Scorpion Acquisition as members of Scorpion Acquisition. Mr. Paul Caland owns an 80% interest in Scorpion Acquisition, which interest Mr. Caland acquired from Arabella in December, 1997. Messrs. Brandolini and McCarthy were directors of National and its subsidiaries from July 1996 to July 1997. The foregoing discussion of the interests of Messrs. Brandolini, McCarthy and Caland in Scorpion Acquisition and the transfer of the member interests of Arabella to Mr. Caland are based upon information filed by Scorpion Acquisition and Mr. Caland in a Schedule 13D with the Securities and Exchange Commission on February 27, 1997.

     In February 1997, Mr. Speizer entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Scorpion Acquisition, pursuant to which Scorpion Acquisition agreed to sell, and Mr. Speizer agreed to purchase, all of the rights and interest conveyed by Mr. Speizer to Scorpion Acquisition under a certain Term Sheet for Option Agreement which required him to negotiate in good faith to enter into an option agreement with Scorpion Acquisition. In July 1997 Scorpion Acquisition sold to Mr. Speizer all such rights previously granted to Scorpion Acquisition by Mr. Speizer to acquire shares of the Company owned by

Mr. Speizer. In consideration for sale of such rights to Mr. Speizer, Mr. Speizer will pay to Scorpion Acquisition an amount equal to the greater of $4,000,000 or 50% of the notional profits that would have been earned on a notional 924,000 shares of Common Stock with a notional cost of $7.75 per share, each subject to certain defined adjustments. Profits are determined by reference to the average closing price of Common Stock (and the average closing price of securities other than Common Stock paid by dividend, spin-off or otherwise on Common Stock ("Distributed Stock")) during the fifteen business days preceding and the fifteen business days following June 30, 2002, or if Scorpion Acquisition has made an election permitted under its purchase agreement with Mr. Speizer, that date between January 1, 2000 and June 30, 2002 that is so elected. Mr. Speizer may pay the purchase price in cash or in shares of National or shares of Distributed Stock subject to having received any necessary approvals or exemptions from the California Insurance Commissioner as may be required by statute or regulation.

     In April, 1998, Mr. Speizer obtained a loan from Wedbush Morgan Securities. As collateral for the repayment of such loan Mr. Speizer has pledged 300,000 shares of the Company's Common Stock currently owned by Mr. Speizer.

     In September 1998 National entered into a consulting agreement with Scorpion Holdings, Inc., a Delaware corporation ("Scorpion"), an affiliate of Scorpion Acquisition, pursuant to which Scorpion agreed to provide certain consulting and advisory services National may from time to time request. The term of the consulting agreement is for one (1) year, which expires on September 10, 1999. Pursuant to the consulting agreement, Scorpion receives an annual fee of $48,000 plus reimbursement for reasonable out-of-pocket costs and expenses. Based upon information furnished to the Company the Company understands that Mr. Brandolini was the sole shareholder, a director and chief executive officer of Scorpion. Mr. McCarthy was a director and president of Scorpion.

     In May 1997 National entered into an employment agreement (the "New Employment Agreement") with Douglas H. Helm, effective as of May 26, 1997, pursuant to which Mr. Helm was engaged as the Company's Executive Vice President, Business Development and Strategic Marketing. The New Employment Agreement is an at-will employment agreement. Mr. Helm shall be paid a salary of $175,000 per year, a guaranteed bonus of $20,000 per year payable in equal monthly amounts, and an annual bonus of up to $30,000, the exact amount of which is determined with reference to certain performance benchmarks to be agreed upon between the Company and Mr. Helm within 90 days from the commencement of Mr. Helm's employment.

     Mr. Helm's prior employment with the Company, which was rendered pursuant to a certain Agreement for Employment, dated January 1, 1990 (the "Original Employment Agreement"), was terminated pursuant to a certain Agreement of Employment Termination and Release, dated July 2, 1995 (the "Termination Agreement"). Pursuant to the Original Employment Agreement, as confirmed in the Termination Agreement, Mr. Helm was entitled to receive certain commissions for a three (3) year period commencing January 1, 1995 (the "Commissions"). With respect to the Commissions which would otherwise be earned and payable for the period between May 1, 1997 and December 31, 1997, the New Employment Agreement modified the provisions relating to the payment of such Commissions as follows:

          a. To the extent the Commissions are earned in any given month, Mr. Helm shall be paid $12,000 of the Commissions each month he is employed by the Company. If the amount of the Commissions earned for a particular month is greater than $12,000, then the Company shall hold such excess amount of Commissions (the "Excess Commissions"). The cumulative amount of such Excess Commissions, which remains unpaid, from time to time, are referred to as "Cumulative Excess Commissions". The Company is not obligated to hold the Cumulative Excess Commissions in a separate account, and is not obligated to pay Mr. Helm any interest on the Cumulative Excess Commissions.

          b. If the amount of the Commissions earned for a particular month is less than $12,000, then Mr. Helm will be paid (i) the amount of the Commissions earned for such month, plus (ii) an amount equal to the difference between the amount of Commissions earned for such month and $12,000; provided however, the amount payable under (ii) above shall only be paid to Mr. Helm from the Cumulative Excess Commissions in an amount up to, but not in excess of, the total amount of the

     Cumulative Excess Commissions, as it exists at such time. Any amounts so paid from the Cumulative Excess Commissions shall reduce the amount of Cumulative Excess Commissions.

          c. If Mr. Helm's employment is terminated at any time, the Company shall pay to Mr. Helm promptly the total amount, if any, of the Cumulative Excess Commissions which exist at that time, and if Mr. Helm's employment is terminated prior to December 31, 1997 then any Commissions earned after the date of such termination shall be paid in the same manner as they would have been paid before the execution of the New Employment Agreement.

          d. If, at any time, while Mr. Helm is employed by the Company, when there exists any Cumulative Excess Commissions, any subsidiary of National makes an initial public offering of its common stock, then, by delivery of a written notice to the Company prior to such initial public offering, Mr. Helm may elect to accelerate the payment of all or a portion of amount of the Cumulative Excess Commissions which exists at that time, which amounts shall be paid by the Company to such subsidiary on Mr. Helm's behalf in exchange for common stock of such subsidiary at a purchase price per share which is equal to seventy-five percent (75%) of the initial public offering price of the stock; provided, however, any such purchase of common stock shall be subject to the approval of the underwriter engaged by the subsidiary with respect to any such initial public offering.

     On April 15, 1998, National and Mr. Helm entered into an amendment of the New Employment Agreement pursuant to which National agreed to pay Mr. Helm the then existing balance of Cumulative Excess Commissions, which amounted to approximately $127,030, and to delete the provisions set forth in paragraph (d) above.

     In June 1997 National invested $120,000 for interests as a member of a limited liability company known as BevMed Holdings, L.L.C. ("BevMed"), a Delaware limited liability company, in a private placement offering of $1.8 million. BevMed provides heart monitoring services and devices. The investment was identified to the Company by Mr. Cole, a director and President of National and its subsidiaries. Mr. Cole is an investor in BevMed as a member of the limited liability company. Mr. Cole did not receive any compensation from the Company or BevMed in connection with the private placement offering by BevMed.

     In August 1997, National invested $100,000 for a limited partnership interest in Pizza Partners, L.P., a Delaware limited partnership. Among other things, such partnership was formed to acquire a number of Pizza Hut restaurants in Northern California, Oregon and Nevada. The investment was identified and recommended to the Company by Scorpion. Effective January 1, 1999 National assigned its entire interest in Pizza Partners, L.P. to Pizza Investments (BVI), Ltd. for $110,000 and withdrew as a partner of Pizza Partners L.P. Scorpion is a financial advisor to Pizza Investments (BVI) Ltd.

     In November 1997, Mr. Cole assigned to the Company certain interests that he had in an agreement by and among Salomon Brothers Inc., Xinming Mu and Mr. Cole, relating to the payment of certain fees in connection with an engagement of Salomon Brothers Inc. by New Industries Investment Co. LTD. To date no fees have been paid to the Company and the Company believes any rights that Mr. Cole transferred to it represent a contingent right for which payment is not foreseeable.

     On January 29, 1998, the Compensation Committee of the Board of Directors of National, approved the granting of an option to purchase 37,500 shares of common stock of National to Mr. Brandolini and an option to purchase 37,500 shares of common stock of National to Mr. McCarthy. Both options were granted under the Plan. The options were granted to Messrs. Brandolini and McCarthy in their capacities as consultants to the Company through Scorpion. The option price is $8.31 per share, determined in accordance with the Plan. The options to Messrs. Brandolini and McCarthy permit the exercise of the option as to 25% of the shares for which the option is granted one (1) year following the date of grant, and cumulatively to the extent of 1/48th of the shares subject to the option for each month which has expired thereafter. In accordance with the provisions of the Plan, in the event that the status of Messrs. Brandolini and McCarthy as consultants to the Company terminates, then shares subject to the option must be exercised within 30 days of the date that the optionee ceases to be a consultant to the Company, provided, however, that any such option can only be exercised to the extent that such option was exercisable pursuant to the Plan as of the date the optionee ceased to be a consultant.

     Mr. Bunaes is a director of National and each of its subsidiaries and he was elected as a director of National in July 11, 1997. Mr. Bunaes is the Chairman of the Board and Chief Executive Officer of Constitution Reinsurance Corporation, which is one of the reinsurance companies to whom the Company cedes reinsurance. Constitution Reinsurance Corporation has been a reinsurer to the Company for more than 15 years. In 1997 and 1998, the Company paid to Constitution Reinsurance Corporation reinsurance premiums of $70,000 and $64,000, respectively. The Company expects that reinsurance premiums to be paid to Constitution Reinsurance Corporation in 1999 will be approximately $108,000.

     In July 1996, National entered into an employment agreement with Mark A. Speizer pursuant to which Mr. Speizer was engaged as National's Chairman of the Board and Chief Executive Officer. The term of such employment agreement is three (3) years. Mr. Speizer served as National's Chairman of the Board and Chief Executive Officer during 1998 pursuant to the terms of such employment agreement. Mr. Speizer's employment agreement provides, among other things, that during the term of the employment agreement the Board of Directors may terminate Mr. Speizer's employment only upon written notice for cause. Cause is defined as a conviction of a felony or a finding of liability based on intentional tortuous conduct consisting of a breach of fiduciary duty relating to his performance as an officer and/or director of the Company. Mr. Speizer is paid a salary of $300,000 per year plus a bonus to be established by National. Mr. Speizer was granted an option to purchase 75,000 shares of Common Stock of National, one-third of which options shall vest after one (1) year with the balance vesting monthly over the next 24 months. The employment agreement further provided for a waiver of the limitation of employment provisions contained in the Severance Agreement and Release of Claims entered into by Mr. Speizer and National on October 19, 1995 (the "Severance Agreement"). The Severance Agreement was entered into in connection with the termination of Mr. Speizer's employment in 1995. Pursuant to that agreement, Mr. Speizer was paid approximately $885,000. Section 7.3 of the Severance Agreement provided that "Speizer agrees that he will not seek nor accept employment with the Company in the future and that the Company is entitled to reject without cause any application for employment with the Company made by him, and not hire him, and that Speizer shall have no cause of action against the Company arising out of any such rejection. *** If Speizer in any other manner becomes an employee of the Company, Speizer shall be obligated to return all amounts paid to him pursuant to this Severance Agreement and Release unless otherwise agreed in writing by the parties hereto."

     The employment agreement provided that the provisions of the Severance Agreement limiting Mr. Speizer's right to accept future employment with National are null and void and that the obligation to repay any amounts paid to Mr. Speizer under the Severance Agreement are waived provided that Mr. Speizer remains employed by National for the three (3) year term of his employment agreement. Section 8 of the employment agreement provides: "WAIVER OF LIMITATION ON REEMPLOYMENT. The parties agree that Section 7.3 of the Severance Agreement and Release of Claims entered into between Speizer and the Company on October 19, 1995, limiting Speizer's right to accept future employment with the Company shall be null and void, and the Company waives any right it may have or may have had under that provision to require Speizer to forfeit sums paid under the Severance and Release Agreement provided that Speizer remains employed by the Company during the Term of this Agreement. Notwithstanding the foregoing, in the event of Speizer's death or disability, Speizer or his estate will not be obligated to forfeit said sums."

     In July 1996 National entered into an employment agreement with Bruce A. Cole pursuant to which Mr. Cole was engaged as National's President. The term of such employment agreement is three (3) years. Mr. Cole served as President of National during 1998 pursuant to the terms of such employment agreement. Mr. Cole is paid a salary of $290,000 per year plus a bonus to be established by National. Mr. Cole was granted an option to purchase 75,000 shares of Common Stock of National one-third of which options shall vest after one (1) year with the balance vesting monthly over the next 24 months. Mr. Cole's employment agreement provides, among other things, that during the term of the employment agreement the Board of Directors may terminate Mr. Cole's employment only upon written notice for cause. Cause is defined as a conviction of a felony or a finding of liability based on intentional tortuous conduct consisting of a breach of fiduciary duty relating to his performance as an officer and/or director of the Company. In addition,

Mr. Cole's employment agreement provides that if the Company terminates Mr. Cole for reasons other than for cause, the Company shall pay Mr. Cole, in a single payment payable upon termination, an amount equal to (i) his unpaid base salary for the remainder of the three (3) year term, (ii) the undiscounted remaining costs to provide the benefits provided in the employment agreement for the remainder of the three (3) year term, such as the cost of Mr. Cole's membership and participation in professional associations, a $1,000 per month automobile allowance and premiums for certain insurance, including a $1 million life insurance policy, and (iii) any unpaid bonus from the previous year plus any bonus payable pursuant to any bonus plan then in effect.

     In November 1998, in connection with the execution of the Merger Agreement, National, FAFCO and Mark A. Speizer entered into an employment agreement. Such employment agreement is effective only upon the consummation of the Merger and, at such time, the July 1996 employment agreement between Mr. Speizer and National shall be terminated if still in force at such time.

     Under Mr. Speizer's employment agreement, for a period of five (5) years following the consummation of the Merger, First American agrees to employ Mr. Speizer, and Mr. Speizer agrees to serve, as Chairman of the Board and Chief Executive Officer of Fastrac Systems, Inc., Great Pacific Insurance Company and Pinnacle Management Solutions Insurance Services, each of which are subsidiaries of National and, after the Merger, will be subsidiaries of the company surviving the merger. As compensation for his services, FAFCO shall pay Mr. Speizer, in the form of base salary and a fixed bonus, $625,000 per year. Mr. Speizer will also receive a formula bonus, if positive, equal to 10% of Fastrac's adjusted pre-tax earnings. Fastrac's adjusted pre-tax earnings will be calculated by reducing Fastrac's income before provision for income taxes by $2 million and further reducing it by 4% of Fastrac's total revenues. Under this employment agreement, FAFCO also agrees to grant Mr. Speizer an option or options to purchase 30,000 FAFCO common shares at the closing price of a single FAFCO common share on the New York Stock Exchange on the day the Merger is consummated. Mr. Speizer's employment agreement further provides for certain other benefits, including medical and dental health benefits, pension plan participation with 26 years of vesting, participation rights in FAFCO's deferred compensation plan and vacation and sick leave. FAFCO has also agreed to recommend Mr. Speizer to its Nomination Committee for appointment to the board of directors of FAFCO.

     In November 1998, in connection with the execution of the Merger Agreement, National, FAFCO and Bruce A. Cole entered into an employment agreement. Such employment agreement is effective only upon the consummation of the Merger and, at such time, the July 1996 employment agreement between Mr. Cole and National shall be terminated if still in force at such time.

     Under Mr. Cole's employment agreement, for a period of three (3) years following the consummation of the Merger, FAFCO agrees to employ Mr. Cole, Mr. Cole agrees to serve, as Executive Vice President of Fastrac Systems, Inc. As compensation for his services, FAFCO shall pay Mr. Cole, in the form of base salary and a fixed bonus, $400,000 per year. Mr. Cole's employment agreement also provides for certain other benefits, including medical and dental health benefits, participation rights in FAFCO's deferred compensation plan and vacation and sick leave.

     In late December 1998 the Company entered into Retention and Modification of At-Will Employment Agreements with twelve (12) employees. Such agreements seek to provide an incentive to such employees in order to keep the services of such employees available to the Company during the pendency of the Merger, as defined in Note 20, and thereafter. Such agreements provide, among other things, for a retention payment to be made to such employees if they remain employed by the Company on a full-time basis until the expiration of one hundred twenty
(120) days after the consummation of the Merger. If the Merger is not consummated no payments are required to be made. Assuming the Merger is consummated and that all such employees remain employees for the required period, the total amount payable to such employees would be $185,573.

     After December 31, 1998 National entered into Retention and Modification of At-Will Employment Agreements with five (5) other employees, including Gerry Gauer, Executive Vice President and General Manager of Pinnacle and PMSIS and George Jump, Executive Vice President, Sales, of the Company. Such agreements provide for, among other things, total retention payments of $310,000. The retention payments with respect to Mr. Gauer and Mr. Jump are $100,000 each. Twenty percent (20%) of such payments were made upon the execution of such agreements and the remaining eighty percent (80%) is payable upon the expiration of a period ranging from thirteen (13) to fifteen (15) months after the date of the execution of the agreements. Except in the case of Mr. Gauer, if the Merger is not consummated no payments are required to be made. The agreement with Mr. Gauer provides that $20,000 was paid upon execution of the agreement and the remaining $80,000 is payable upon the expiration of fifteen (15) months regardless of whether or not the Merger is consummated. All such agreements require that the employee remain an employee until the expiration of the respective 13 or 15 month period. Mr. Gauer's Retention and Modification of At-Will Employment Agreement also provides for a guaranteed bonus of $100,000 for 1999, payable in January 2000 provided Mr. Gauer remains an employee through such time. Such guaranteed bonus is payable regardless of whether the Merger is consummated. In addition, if the Merger is consummated, Mr. Gauer would be paid an additional $25,000 bonus payable in January 2000 provided Mr. Gauer remains an employee through such time.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

                              ITEM(S)                             PAGE
                              -------                             ----
    (1) FINANCIAL STATEMENTS:
         Report of Independent Accountants......................    45
         Consolidated Balance Sheets, December 31, 1998 and
          1997..................................................    46
         Consolidated Statements of Operations for the years
          ended December 31, 1998, 1997 and 1996................    47
         Consolidated Statement of Changes in Shareholders'
          Equity for the years ended December 31, 1998, 1997 and
          1996..................................................    48
         Consolidated Statement of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996................    49
         Notes to Consolidated Financial Statements.............    50
    (2) FINANCIAL STATEMENT SCHEDULES:
         Report of Independent Accountants on Financial
          Statement Schedules...................................    71
           I  Summary of Investments Other than Investments in
          Related Parties.......................................    72
          II  Condensed Financial Information of Registrant
          (Parent Company)......................................    73
         III  Supplementary Insurance Information Concerning
          Property Casualty Operations..........................    76
         IV  Reinsurance........................................    77

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS

     The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

(b) REPORTS ON FORM 8-K

     National filed a Form 8-K on November 25, 1998 regarding the execution of the Merger Agreement, which included as exhibits an Agreement and Plan of Merger, dated as of November 17, 1998, by and among The First American Financial Corporation, Pea Soup Acquisition Corp. and National Information Group, a Voting Agreement, dated as of November 17, 1998 by and among The First American Financial Corporation, Mark A. Speizer and Bruce A. Cole, and a press release dated November 18, 1998.

(c) EXHIBITS

     See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
National Information Group:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of National Information Group and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 15, 1999

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Investments:
  Fixed maturities at market................................  $15,359    $11,011
  Equity securities at market...............................    4,200      5,235
  Short-term investments, at cost (which approximates
     market)................................................    9,290      3,438
                                                              -------    -------
          Total investments.................................   28,849     19,684
Cash........................................................    1,113      5,853
Net premiums and accounts receivable........................    8,990      9,437
Accrued interest receivable.................................      449        606
Net property and equipment..................................    5,424      8,452
Deferred acquisition costs..................................    2,704      2,198
Deferred income taxes.......................................    3,117      3,465
Intangible assets...........................................   13,178     15,316
Other assets................................................    2,918      2,930
                                                              -------    -------
          Total assets......................................  $66,742    $67,941
                                                              =======    =======

                                  LIABILITIES
Reserve for losses and loss adjustment expense..............  $ 3,232    $ 2,485
Unearned premiums...........................................    6,217      4,995
Commissions payable.........................................      837        265
Accrued expenses and other liabilities......................    6,125      5,766
Drafts payable..............................................      832        638
Notes payable...............................................    9,601     13,273
Reserve for return premiums.................................    4,399      1,457
Deferred revenue............................................    7,719      8,711
                                                              -------    -------
          Total liabilities.................................   38,962     37,590
                                                              -------    -------
Commitments and contingencies (Notes 15, 17 and 21)

                              SHAREHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized with no par
  value; none issued and outstanding........................       --         --
Common stock:
  15,000,000 shares authorized with no par value; issued and outstanding, 4,032,882 and 4,161,776 in 1997 and 1998,
     respectively...........................................   18,610     19,749
Retained earnings...........................................    8,935     10,486
Accumulated other comprehensive income......................      235        116
                                                              -------    -------
          Total shareholders' equity........................   27,780     30,351
                                                              -------    -------
          Total liabilities and shareholders' equity........  $66,742    $67,941
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Net premiums written...................................  $   12,636    $   20,501    $   14,290
Change in unearned premiums............................         949        (1,463)        1,222
                                                         ----------    ----------    ----------
Net premiums earned....................................      13,585        19,038        15,512
Real estate information services.......................      18,499        23,492        35,978
Tracking fees..........................................       5,479         7,543        12,346
Net commissions income.................................       1,145         1,166         1,081
Net investment income..................................       1,975         1,839         1,635
                                                         ----------    ----------    ----------
          Total revenues...............................      40,683        53,078        66,552
                                                         ----------    ----------    ----------
Loss and loss adjustment expense.......................       4,002         6,482         5,415
Commissions paid to nonaffiliates......................       1,954         1,837         3,014
Personnel expenses.....................................      18,948        23,127        31,455
All other expenses.....................................      14,221        16,930        23,039
                                                         ----------    ----------    ----------
          Total expenses...............................      39,125        48,376        62,923
                                                         ----------    ----------    ----------
Income before provision for income taxes...............       1,558         4,702         3,629
Provision for income taxes.............................         284         1,436           812
                                                         ----------    ----------    ----------
Net income.............................................       1,274         3,266         2,817
Net other comprehensive (loss) income..................        (124)           48          (119)
                                                         ----------    ----------    ----------
Comprehensive income...................................  $    1,150    $    3,314    $    2,698
                                                         ==========    ==========    ==========
Earning per share (EPS):
Basic:
  Weighted average shares outstanding..................   4,109,655     3,946,257     4,095,154
  Basic EPS............................................  $     0.31    $     0.83    $     0.69
Diluted:
  Weighted average shares outstanding..................   4,141,360     4,127,382     4,325,954
  Diluted EPS..........................................  $     0.31    $     0.79    $     0.65

  The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          ACCUMULATED
                                             COMMON STOCK                    OTHER           TOTAL
                                           ----------------   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                           SHARES   AMOUNT    EARNINGS   INCOME (LOSS)      EQUITY
                                           ------   -------   --------   -------------   -------------
Balance, January 1, 1996.................  4,680    $23,071   $ 9,499        $311           $32,881
Comprehensive income:
  Net income.............................     --         --     1,274          --             1,274
  Other comprehensive loss, net of tax...     --         --        --        (124)             (124)
                                           -----    -------   -------        ----           -------
Comprehensive income.....................     --         --     1,274        (124)            1,150
Options exercised........................     22        188        --          --               188
Shares repurchased.......................   (805)    (5,667)       --          --            (5,667)
                                           -----    -------   -------        ----           -------
Balance, December 31, 1996...............  3,897    $17,592   $10,773        $187           $28,552
Comprehensive income:
  Net income.............................     --         --     3,266          --             3,266
  Other comprehensive income, net of
     tax.................................     --         --        --          48                48
                                           -----    -------   -------        ----           -------
Comprehensive income.....................     --         --     3,266          48             3,314
Options exercised........................    136      1,018        --          --             1,018
Dividends paid...........................     --         --    (5,104)         --            (5,104)
                                           -----    -------   -------        ----           -------
Balance, December 31, 1997...............  4,033    $18,610   $ 8,935        $235           $27,780
Comprehensive income:
  Net income.............................     --         --     2,817          --             2,817
  Other comprehensive loss, net of tax...     --         --        --        (119)             (119)
                                           -----    -------   -------        ----           -------
Comprehensive income.....................     --         --     2,817        (119)            2,698
Options exercised........................    129      1,139        --          --             1,139
Dividends paid...........................     --         --    (1,266)         --            (1,266)
                                           -----    -------   -------        ----           -------
Balance, December 31, 1998...............  4,162    $19,749   $10,486        $116           $30,351
                                           =====    =======   =======        ====           =======

     Dividends declared per share were $0.31 and $1.30 for the years ended December 31, 1998 and 1997, respectively. There were no dividends declared for the year ended December 31, 1996.

  The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1996         1997        1998
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $   1,274    $  3,266    $  2,817
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization........................      1,758       1,536       2,459
     Loss on sale of equipment............................        288          --          --
     Change in assets and liabilities net of effects from
       the purchase of ARTS:
       Net premiums and accounts receivable, and accrued
          interest receivable.............................        339      (2,686)       (604)
       Deferred acquisition costs.........................        438        (517)        506
       Insurance liabilities..............................       (767)      5,051      (5,105)
       Reserve for Prop. 103..............................     (2,266)     (2,268)         --
       Deferred tax assets................................      1,169         123        (348)
       Other, net.........................................       (186)        537         198
                                                            ---------    --------    --------
          Net cash provided (used) by operating
            activities....................................      2,047       5,042         (77)
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments.................................   (123,509)    (56,382)    (10,040)
  Maturity and sale of investments........................    128,138      60,106      19,085
  Purchase of equipment...................................     (1,445)     (2,969)     (4,884)
  Purchase of ARTS........................................         --      (9,881)     (2,609)
                                                            ---------    --------    --------
          Net cash provided (used) by investing
            activities....................................      3,184      (9,126)      1,552
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes.........................      2,000       9,268       4,740
  Principal payments on notes payable.....................       (667)     (1,000)     (1,068)
  Repurchase of common stock..............................     (5,667)         --          --
  Stock options exercised.................................        174         829         859
  Dividends to shareholders...............................         --      (5,104)     (1,266)
                                                            ---------    --------    --------
          Net cash (used) provided by financing
            activities....................................     (4,160)      3,993       3,265
                                                            ---------    --------    --------
Net change in cash........................................      1,071         (91)      4,740
Cash at beginning of year.................................        133       1,204       1,113
                                                            ---------    --------    --------
Cash at end of year.......................................  $   1,204    $  1,113    $  5,853
                                                            =========    ========    ========

SUPPLEMENTAL DISCLOSURES:
Income taxes paid.........................................  $      22    $  1,573    $  1,034
Income tax refunds received...............................        798       1,341       1,364
Interest paid.............................................         41         365       1,120

  The accompanying notes are an integral part of these consolidated financial statements.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying consolidated financial statements of National Information Group ("National") and its subsidiaries (the "Subsidiaries") Pinnacle Data Corporation ("Pinnacle Data"), Pinnacle Real Estate Tax Services, Inc. ("PinTax-VA"), Pinnacle Real Estate Tax Services of New York, Inc. ("PinTax-NY", which together with PinTax-VA are referred to collectively as "PinTax"), Pinnacle Management Solutions Insurance Services ("PMSIS" formerly known as Fastrac Systems, Inc. Insurance Agent and Broker), Great Pacific Insurance Company ("GPIC"), Fastrac Systems, Inc. ("Fastrac") and New Arts Acquisition, Inc. ("New Arts"). National and its Subsidiaries are referred to in this Report collectively as the "Company." Pinnacle Data, PinTax and PMSIS are referred to in this Report collectively as the "Pinnacle Companies."

     The Subsidiaries have transactions with each other in the ordinary course of business. PMSIS receives a commission for business it writes which is insured or reinsured by GPIC and receives fees from GPIC. Certain expenses are shared among the Subsidiaries for providing insurance Tracking and Outsourcing Services. All significant intercompany accounts and transactions have been eliminated.

     National and its Subsidiaries provide specialized information services through technology, tracking services, outsourcing services and related insurance products to mortgage bankers and other financial institutions located throughout the United States and in Canada Utilizing sophisticated computer applications, the Company has developed special-purpose, proprietary software and database systems which provide information services on an outsourced, remote computer or manual access basis to its customers. See Note 23 Segment Reporting for discussion of the Company's operating segments.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies adopted by National and its Subsidiaries in the accompanying financial statements.

     Cash includes balances in demand deposit accounts.

     Investments in fixed maturities include bonds, U.S. Treasury notes, federal discount notes, mortgage-backed securities and certificates of deposit. Investments in equity securities are common stock, preferred stock and limited partnership interests. Short-term investments consist of certificates of deposits and commercial paper at certain financial institutions and are carried at cost which approximates market. Investment income is recognized as earned. Realized gains or losses on sale of investments are determined on the basis of specific identification and are included in income.

     The Company's fixed maturity and equity security investments are categorized as available-for-sale and as a result carried at market value or at cost in the event market values are not readily determinable. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from operations and reported net of tax as a separate component of other comprehensive income until realized.

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

     Data processing equipment and purchased software and office furniture and equipment are depreciated over five (5) years, and motor vehicles are depreciated over three (3) to five (5) years, all using a modified straight-line method. Upon retirement or sale of an asset, the cost and accumulated depreciation are removed

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

     Internal costs associated with software development of the Company's products have been expensed as incurred. Costs associated with software development by third parties are capitalized and depreciated over the estimated useful life of the software.

     Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issuance expenses, have been deferred. Such costs are recognized on a pro rata basis over the periods covered by the policies. Costs are deferred to the extent that they are recoverable from premium income after providing for all loss-related and maintenance expenses. Anticipated investment income is not considered in the determination of recoverability of this asset. The net change in deferred acquisition costs is included in the consolidated statements of operations as a component of commissions paid to nonaffiliates, personnel expenses and all other expenses.

     Intangible assets include only goodwill, which is the excess of cost over fair market value of the Company's acquired entities. Goodwill is amortized on a straight-line basis over a period of 25 years. The Company evaluates the recoverability of long-lived assets such as goodwill by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1997 or 1998.

     The reserve for unpaid losses and LAE is based on the estimated ultimate cost of settling claims, using past experience adjusted for current trends and any other factors which, in management's judgment, would modify this experience. Changes in estimates of losses resulting from the continuous review process and differences between estimates and payments for claims are included in operations of the period in which the estimates are changed or payments are made.

     Premiums written are earned on a pro rata basis over the periods covered by the policies. Policyholders have the right to cancel a policy at any time and receive a refund as defined by law or regulation. In certain circumstances, the Company grants refunds in excess of the amounts required by regulation. The Company received acceptance from the California Department of Insurance to establish a reserve for return premiums, based upon historical experience, to provide for anticipated cancellations net of written premiums. Actual cancellations could differ from management's estimates. Changes in estimates of cancellations resulting from the continuous review process and differences between estimates and actual cancellations are included in operations of the period in which the estimates are changed or cancellations occur.

     Revenue for Pinnacle Data is reported as real estate information services revenue in the period in which Flood Zone Determination Services are performed. Certain customers pay an additional up-front fee in exchange for Pinnacle providing assurance that it will automatically notify the customer of changes in the SFHA status of properties in their mortgage loan portfolios. The Company recognizes deferred revenue in proportion to its future servicing obligation for these customers. Deferred revenue is based on historical internal and industry data including the frequency of flood map changes, Pinnacle Data's experience rate for flood map changes and the relative cost of providing the service when required. The Company reviews its estimates on a regular basis.

     The majority of real estate tax service revenues earned by PinTax are from "life of loan" servicing contracts, which require customers to pay an up-front, one-time fee to receive Real Estate Tax Services over the life of a loan. Through 1998, the revenue from "life of loan" contracts is recognized over the estimated life of the loans in proportion to the amount of expenses incurred to service the real estate property tax tracking on the subject loans. Since the bulk of expenses incurred in providing real estate property tax tracking on the loans occurs in the first year, a majority of the "life of loan" revenue is recognized within the first year of

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES servicing. As such, PinTax recognizes 64% of the contract price during the first tax processing cycle. The remainder of the revenue is amortized in accordance with the average estimated life of the portfolio and the estimated rate at which loans are paid off or otherwise are removed from the servicing portfolio using projections of future expected portfolio runoff based on past trends. The Company estimates the average life to be six (6) years. The Company periodically reviews all of its tax service revenue recognition estimates. As a result of this revenue recognition policy, PinTax records a deferred revenue reserve on its balance sheet. As of December 31, 1998, deferred revenue for "life of loan" tax servicing was approximately $7.7 million. Effective January 1, 1999, National will implement a change to its revenue recognition accounting policy or tax service contracts. The accounting policy will be adopted prospectively and applies to all new loans serviced beginning January 1, 1999. The new policy provides for a more ratable recognition of revenues, reducing the amount of revenue and gross profit recognized at the inception of the contract and recognizing it over the expected service period.

     Tracking fee revenue consists primarily of fees earned in connection with monitoring motor vehicle insurance coverage for Fastrac's customers. Such customers pay a monthly fee based on the number of vehicles being tracked. Tracking fee revenue is recognized in the period in which it is earned.

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

     In March 1998, Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting by all nongovernmental entities for the costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. This SOP also provides guidance on when costs incurred for internal-use computer software are and are not capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is not currently involved in significant software development projects and does not believe that SOP 98-1 will have a material impact on its financial statements in 1999.

     In December 1997, Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises for insurance-related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that SOP 97-3 will have a material impact on its financial statements.

     For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

3. INVESTMENTS

     (a) Fixed maturity investments available for sale (in thousands):

                                    AS OF DECEMBER 31, 1997                           AS OF DECEMBER 31, 1998
                        -----------------------------------------------   -----------------------------------------------
                                                              ESTIMATED                                         ESTIMATED
                        AMORTIZED   UNREALIZED   UNREALIZED    MARKET     AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                          COST         GAIN         LOSS        VALUE       COST         GAIN         LOSS        VALUE
                        ---------   ----------   ----------   ---------   ---------   ----------   ----------   ---------
U.S. Government
  securities..........   $ 1,849       $ 11          $1        $ 1,859     $ 1,150       $ 11         $ 3        $ 1,158
State and municipal
  bonds...............     8,656        251          --          8,907       5,358         99          --          5,457
Corporate bonds.......     1,193         --          --          1,193       1,294         23          15          1,302
Certificates of
  deposit.............     3,364         --          --          3,364       3,068         --          --          3,068
Mortgage-backed
  securities..........        36         --          --             36          26         --          --             26
                         -------       ----          --        -------     -------       ----         ---        -------
         Total........   $15,098       $262          $1        $15,359     $10,896       $133         $18        $11,011
                         =======       ====          ==        =======     =======       ====         ===        =======

     At December 31, 1998, investment securities, at amortized cost and estimated market value, have contractual maturities as presented in the table below; however, other contract terms may allow actual maturities to differ from contractual maturities (amounts in thousands):

                                                     AMORTIZED COST                        ESTIMATED MARKET VALUE
                                         ---------------------------------------   ---------------------------------------
                                         CORPORATE &                               CORPORATE &
                                          STATE AND                      U.S.       STATE AND                      U.S.
                                          MUNICIPAL    CERTIFICATES     GOVT.       MUNICIPAL    CERTIFICATES     GOVT.
               MATURITY                     BONDS       OF DEPOSIT    SECURITIES      BONDS       OF DEPOSIT    SECURITIES
               --------                  -----------   ------------   ----------   -----------   ------------   ----------
Within one year........................    $  850         $   --        $  200       $  856         $   --        $  202
One through five years.................     3,023          3,068           500        3,065          3,068           509
Six through ten years..................     1,183             --           450        1,211             --           447
More than ten years....................     1,596             --            --        1,627             --            --
Mortgage-backed securities.............        --             --            26           --             --            26
                                           ------         ------        ------       ------         ------        ------
         Total.........................    $6,652         $3,068        $1,176       $6,759         $3,068        $1,184
                                           ======         ======        ======       ======         ======        ======

     There were 30 sales of fixed maturity investments in 1998 with proceeds and gross realized gains on sale (in thousands) of $4,537 and $124, respectively. There were no sales of fixed-maturity investments in 1996 or 1997.

     (b) Equity securities available for sale (in thousands):

                                       AS OF DECEMBER 31, 1997                        AS OF DECEMBER 31, 1998
                             --------------------------------------------   --------------------------------------------
                                                                ESTIMATED                                      ESTIMATED
                                      UNREALIZED   UNREALIZED    MARKET              UNREALIZED   UNREALIZED    MARKET
                              COST       GAIN         LOSS        VALUE      COST       GAIN         LOSS        VALUE
                             ------   ----------   ----------   ---------   ------   ----------   ----------   ---------
Preferred Stock............  $3,525      $135         $ 8        $3,652     $4,802      $164         $44        $4,922
Common Stock...............     353        32          57           328        146        --          55            91
                             ------      ----         ---        ------     ------      ----         ---        ------
         Total.............  $3,878      $167         $65        $3,980     $4,948      $164         $99        $5,013
                             ======      ====         ===        ======     ======      ====         ===        ======

     At December 31, 1997 and 1998, the Company had two (2) limited partnership interests with a cost (in thousands) of $220 and $222, respectively. One limited partnership interest with a cost basis of $100 was sold in January 1999 for $110. The unrealized gain or loss on the remaining interest cannot be ascertained, because its market value is not readily determinable.

     There were 4 sales of equity securities in 1998 with proceeds and gross realized gain (loss) on sale (in thousands) of $253 and $(41), respectively. There were no sales of equity securities in 1996 or 1997.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     (c) The components of investment income are as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1997        1998
                                                           --------    --------    --------
Fixed maturities and equity securities...................   $1,246      $1,047      $1,152
Short-term investments...................................      739         655         413
Net realized gains.......................................       17         170          95
Investment expenses......................................      (27)        (33)        (25)
                                                            ------      ------      ------
Net investment income....................................   $1,975      $1,839      $1,635
                                                            ======      ======      ======

 4. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Office furniture and equipment..............................  $  3,726    $  5,322
Data processing equipment...................................     8,360       9,592
Software....................................................     4,751       5,834
Leasehold improvements......................................     1,381       2,292
Buildings...................................................        --         239
Other.......................................................       499         248
                                                              --------    --------
                                                                18,717      23,527
Less accumulated depreciation and amortization..............   (13,293)    (15,075)
                                                              --------    --------
          Total.............................................  $  5,424    $  8,452
                                                              ========    ========

     Depreciation and amortization expense (in thousands) was $1,758, $1,536, and $2,459 in 1996, 1997, and 1998, respectively.

 5. DEFERRED ACQUISITION COSTS

     Changes in deferred acquisition costs are summarized as follows (in thousands):

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------    -------    -------
Deferred acquisition costs, beginning of year.........  $ 2,624    $ 2,186    $ 2,704
Additions.............................................    5,859      9,161      7,405
Amortization expense..................................   (6,297)    (8,643)    (7,911)
                                                        -------    -------    -------
Deferred acquisition costs, end of year...............  $ 2,186    $ 2,704    $ 2,198
                                                        =======    =======    =======

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

 6. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSE (LAE)

     Activity in the reserve for loss and LAE is summarized as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1997        1998
                                                           --------    --------    --------
Reserves for losses and LAE, beginning of year...........   $3,055      $2,198      $3,232
                                                            ------      ------      ------
Losses and LAE:
  Provision for losses and LAE for claims occurring in
     current year........................................    3,971       6,364       6,306
  Change in estimated losses and LAE for claims occurring
     in prior years......................................       31         119        (891)
                                                            ------      ------      ------
                                                             4,002       6,483       5,415
                                                            ------      ------      ------
Losses and LAE payments for claims occurring during:
  Current year...........................................    2,487       3,292       3,936
  Prior years............................................    2,372       2,157       2,226
                                                            ------      ------      ------
                                                             4,859       5,449       6,162
                                                            ------      ------      ------
Reserves for losses and LAE, end of year.................   $2,198      $3,232      $2,485
                                                            ======      ======      ======

     The 1998 change in estimated losses and LAE for claims occurring in prior years is the result of claims settled in 1998 for less than the reserves established in prior years.

 7. NOTES PAYABLE

     In September 1996, a note agreement for $2,000,000 was entered into with the Company's primary commercial bank (the "Term Note"). The Term Note was repaid monthly over a two (2) year period with final payment in October 1998. As of December 31, 1997, the unpaid principal balance of this note was approximately $333,000. The note was paid off in April 1998.

     In connection with the PinTax Acquisition (the "Acquisition"), National and New Arts entered into a term note facility (the "Term Facility") with the Company's primary commercial bank. The Term Facility allows for a maximum borrowing of $11.3 million, including $2 million for any additional consideration ("Additional Consideration") which may be payable pursuant to the Agreement on or before May 25, 1998. On May 26, 1998, the Company borrowed $1.5 million for Additional Consideration. The Additional Consideration resulted from PinTax receiving cash revenues in excess of certain targets for the twelve-month period ended April 30, 1998. The Term Facility matures in May 2003 and calls for interest payments at the rate of the lending bank's prime plus one and one-quarter percent, beginning September 1997. Principal is payable monthly, beginning August 31, 1998, in accordance with a variable amortization schedule. Collateral for the loan includes non-insurance company cash deposits of the Company, the common stock of Pinnacle Data, as well as the stock of PinTax and of New Arts. As of December 31, 1997 and 1998 the outstanding principal balance of the Term Facility was $9.3 million and $10.6 million, respectively.

     In connection with the Acquisition, PinTax paid to the sellers of ARTS (the "Sellers") approximately $2.5 million of Additional Consideration in 1998. Of these amounts, approximately $1.5 million of Additional Consideration was paid in cash using the proceeds from the Term Facility. The remaining $1.0 million of Additional Consideration was paid in the form of an unsecured note to the Sellers (the "Purchaser Note"). The Purchaser Note bears simple interest of 8% per annum. Principal and interest are due in equal quarterly installments over the three (3) years ending May 2001, with the first installment due on June 18, 1998. As of December 31, 1998, the outstanding principal balance of the Purchaser Note was approximately $0.7 million.

     In May 1998, the Company entered into a $2 million revolving credit facility (the "Credit Facility") with its primary commercial bank. The Credit Facility replaced the Company's previous revolving credit facility

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES dated April 2, 1997. In September 1998, the Credit Facility was increased to $4.275 million and the maturity date of the principal payment was extended to May 31, 1999. The Credit Facility calls for monthly interest payment at the rate of 0.75% per year in excess of the rate of interest which the financial institution has announced as its prime lending rate. Collateral for the loan includes the outstanding capital stock of Pinnacle Data, which consists of 1,000 shares, along with all proceeds and products of Pinnacle Data. As of December 31, 1998, the outstanding principal balance of the Credit Facility was $2 million.

     The same financial covenants govern the Term Note, the Term Facility and the Revolving Facility. The primary financial covenants are: (i) a minimum tangible net worth requirement; (ii) a cash flow coverage requirement; and,
(iii) a minimum profitability requirement, whereby the Company must be profitable from year-to-year and cannot report net losses for two consecutive quarters.

     The minimum principal payments due under all of the Company's notes payable as of December 31, 1998 is as follows (in thousands):

                                                     PRINCIPAL
                       YEAR                           PAYMENT
                       ----                          ---------
1999...............................................   $ 3,242
2000...............................................     1,148
2001...............................................     2,198
2002...............................................     2,868
2003...............................................     3,817
                                                      -------
Total..............................................   $13,273
                                                      =======

 8. INCOME TAX

     The components of income tax expense (benefit) are as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1997        1998
                                                           --------    --------    --------
Federal
  Current................................................   $ (829)     $1,257      $  987
  Deferred...............................................    1,091        (147)       (175)
                                                            ------      ------      ------
     Subtotal............................................      262       1,110         812
                                                            ------      ------      ------
State
  Current................................................       22         150         109
  Deferred...............................................       --         176        (109)
                                                            ------      ------      ------
     Subtotal............................................       22         326          --
                                                            ------      ------      ------
          Total..........................................   $  284      $1,436      $  812
                                                            ======      ======      ======

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     The actual tax expense differs from expected tax expense computed by applying the federal statutory tax rate to operating income before provision for income taxes as follows:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
Tax at federal statutory rate...............................   35%     35%     35%
Tax-exempt investment income................................  (13)     (4)     (5)
State tax net of federal benefits...........................   --       5       4
Rate differential on net operating loss carryback...........   --      (4)     --
Income tax reserve reversal.................................   --      --     (16)
Other.......................................................   (4)     (1)      4
                                                              ---      --     ---
          Total.............................................   18%     31%     22%
                                                              ===      ==     ===

     In 1998, the Company reversed an income tax reserve due to the favorable resolution of certain matters related to an Internal Revenue Service examination.

     The components of the net deferred tax asset (liability) balance as of December 31, 1997 and 1998 are as follows (in thousands):

                                                              ASSET (LIABILITY)
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Unearned premium reserve....................................  $  423     $  340
Deferred acquisition costs..................................    (919)      (747)
Loss reserve discounting....................................      68         37
Prepaid expenses............................................       1       (245)
Deferred revenue............................................   3,190      3,625
Accrued liabilities.........................................     412        674
Depreciation................................................    (132)      (247)
Other.......................................................      74         28
                                                              ------     ------
          Total.............................................  $3,117     $3,465
                                                              ======     ======

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

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     Deferred income taxes were provided on temporary differences in the recognition of income for income tax and financial statement purposes. The source and tax effect of these temporary differences in the provision are as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1997        1998
                                                           --------    ---------    -------
Unearned premium reserve.................................   $   65      $  (100)     $  83
Deferred acquisition costs...............................     (149)         176       (172)
Loss reserve discounting.................................      (51)          22         31
Prepaid expenses.........................................       39         (135)       246
Deferred revenue.........................................      165       (3,020)      (435)
Prop. 103 reserve........................................    1,541           --         --
Accrued liabilities......................................     (432)         201       (262)
Depreciation.............................................       --          132        115
Other....................................................      (87)          28         46
                                                            ------      -------      -----
          Total..........................................   $1,091      $(2,696)     $(348)
                                                            ======      =======      =====

 9. EMPLOYEE BENEFIT PLAN

     The Company adopted a defined contribution 401(k) plan on July 1, 1996. All employees of the Company are eligible to participate in the plan at the beginning of a calendar quarter following completion of ninety days of continuous employment as defined in the 401(k) plan. The Company matches 25% of the employee's contributions up to and including the first 4% of the employee's salary. The Company's contribution was $82,406 for 1997 and $124,333 for 1998.

10. EARNINGS PER SHARE

     Basic and diluted earnings per share (EPS) are shown in the following table. The number of shares issuable upon exercise of outstanding options has been calculated using the treasury stock method based on the average market price during the year.

                                                      1996         1997         1998
                                                    ---------    ---------    ---------
BASIC EPS UNDER SFAS NO. 128
Weighted average common shares....................  4,109,655    3,946,257    4,095,154
Net income (in thousands).........................  $   1,274    $   3,266        2,817
Per share results:
          Net income..............................  $    0.31    $    0.83    $    0.69

                                                      1996         1997         1998
                                                    ---------    ---------    ---------
DILUTED EPS UNDER SFAS NO. 128
Weighted average common shares....................  4,109,655    3,946,257    4,095,154
Common shares issuable under outstanding stock
  options.........................................     31,705      181,125      230,800
                                                    ---------    ---------    ---------
          Total...................................  4,141,360    4,127,382    4,325,954
                                                    =========    =========    =========
Net income (in thousands).........................  $   1,274    $   3,266        2,817
Per share results:
          Net income..............................  $    0.31    $    0.79    $    0.65

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 did not affect results of operations or financial position but did affect the disclosure of comprehensive income information. All other comprehensive income is from unrealized gain (loss) on securities.

                                                                      TAX
                                                     BEFORE-TAX    (EXPENSE)     NET-OF-TAX
                                                       AMOUNT      OR BENEFIT      AMOUNT
                                                     ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1996
Net unrealized loss on securities:
  Net unrealized holding loss arising during
     period........................................    $(165)        $  58         $(107)
  Less: reclassification adjustment for net gain
     realized in net income........................      (26)            9           (17)
                                                       -----         -----         -----
  Net unrealized loss..............................     (191)           67          (124)
                                                       -----         -----         -----
Other comprehensive loss...........................    $(191)        $  67         $(124)
                                                       =====         =====         =====
YEAR ENDED DECEMBER 31, 1997
Net unrealized gain on securities:
  Net unrealized holding gain arising during
     period........................................    $ 336         $(118)        $ 218
  Less: reclassification adjustment for net gain
     realized in net income........................     (262)           92          (170)
                                                       -----         -----         -----
  Net unrealized gain..............................       74           (26)           48
                                                       -----         -----         -----
Other comprehensive income.........................    $  74         $ (26)        $  48
                                                       =====         =====         =====
YEAR ENDED DECEMBER 31, 1998
Net unrealized loss on securities:
  Net unrealized holding loss arising during
     period........................................    $ (36)        $  13         $ (23)
  Less: reclassification adjustment for net gain
     realized in net income........................     (147)           51           (96)
                                                       -----         -----         -----
  Net unrealized loss..............................     (183)           64          (119)
                                                       -----         -----         -----
Other comprehensive loss...........................    $(183)        $  64         $(119)
                                                       =====         =====         =====

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

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     For both stock option plans, the shares subject to option vest 25% at the end of the first 12 calendar months following the date of grant, and the remainder vest ratably in each month over the next three (3) years. The maximum term of options granted is 10 years from the date of grant. Options issued to date have not resulted in any material compensation expense to the Company. However, the Company did receive tax deductions related to the exercise of stock options which reduced taxes payable by $14,235, $189,032 and $280,633 during 1996, 1997, and 1998, respectively. This amount has been credited directly to common stock.

     On May 31, 1996, Mr. Speizer purchased 788,795 shares from Mr. Herman, the Company's former President and certain Herman family members and trusts. On June 18, 1996, Mr. Speizer purchased 35,500 shares from Mr. Herman and his spouse. Such purchases constituted the purchase of all shares owned and beneficially owned by Mr. Herman.

     In 1998 the Company granted 75,000 stock options under the 1986 Stock Option Plan to two former directors in their capacity as consultants to the Company in connection with a consulting agreement.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, compensation expense has been recognized only for grants to non-employees. Compensation expense recognized in 1998 was $76,800. No compensation expense was recognized in 1997 or 1996.

     Had compensation expense for the Company's stock options plans been determined based upon the fair value at the grant date for all awards under these plans consistent with the optional expense measurement method described in SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by approximately $356,000 for 1996, $432,000 for 1997 and $604,000 for 1998. Diluted earnings per share would have been $0.22 in 1996, $0.69 in 1997 and $0.51 for 1998. The pro forma effect on net income for 1996, 1997 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     The weighted average fair value on the date of the grant, of options granted during 1996, 1997 and 1998, is estimated at $2.88, $4.37 and $4.45, respectively. Fair value is determined using the modified Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998:

                                    1996             1997             1998
                                -------------    -------------    -------------
Dividend yield................             0%               0%             3.0%
Expected volatility...........         42.41%           46.30%           57.45%
Risk-free interest rates......  5.11% - 6.77%    5.76% - 6.75%    4.62% - 5.69%
Expected life.................        5 years          5 years          5 years

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     The following table summarizes option activity during 1997 and 1998 for the 1986 Stock Option Plan, as amended, and 1991 Director Option Plan, as amended.

                                       1996                           1997                          1998
                           ----------------------------   ----------------------------   ---------------------------
                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                        EXERCISE PRICE                 EXERCISE PRICE                EXERCISE PRICE
                            OPTIONS       PER SHARE        OPTIONS       PER SHARE       OPTIONS       PER SHARE
                           ---------   ----------------   ---------   ----------------   --------   ----------------
Shares issuable under
  outstanding options at
  January 1..............    771,830        $6.66         1,144,783        $6.65          969,652        $7.32
Options granted..........    566,000        $6.14           288,000        $8.65          219,500        $9.53
Options exercised........    (22,540)       $6.64          (135,945)       $6.10         (128,894)       $6.66
Options canceled or
  forfeited..............   (170,507)       $5.64          (327,186)       $6.67         (148,669)       $9.44
                           ---------                      ---------                      --------
Shares issuable under
  outstanding options at
  December 31............  1,144,783        $6.65           969,652        $7.32          911,589        $7.60
                           =========                      =========                      ========
Options exercisable at
  December 31............    836,970        $6.84           723,297        $7.63          510,632        $6.85
                           =========                      =========                      ========

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

     The following table summarizes information about options outstanding at December 31, 1998.

                                          AVERAGE        WEIGHTED AVERAGE
   RANGE OF           NUMBER OF        REMAINING LIFE   EXERCISE PRICE PER
EXERCISE PRICES  OUTSTANDING OPTIONS      (YEARS)             SHARE
---------------  -------------------   --------------   ------------------
  $5.13 - $7.30        576,443              6.60              $ 6.07
 $8.31 - $13.00        313,802              8.61              $ 9.98
$13.63 - $15.25         21,344              8.04              $13.97
                       -------              ----              ------
         Total:        911,589              7.33              $ 7.60
                       =======              ====              ======

     The following table summarizes information about options exercisable at December 31, 1998.

                  NUMBER OF     WEIGHTED AVERAGE
   RANGE OF      EXERCISABLE   EXERCISE PRICE PER
EXERCISE PRICES    OPTIONS           SHARE
---------------  -----------   ------------------
  $5.13 - $7.30    439,859           $ 6.03
 $8.31 - $13.00     66,929           $11.77
$13.63 - $15.25      3,844           $14.75
                   -------           ------
         Total:    510,632           $ 6.85
                   =======           ======

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

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

14. DIVIDEND RESTRICTION

     California law limits the payment of dividends to National by GPIC. The maximum dividend that may be paid without prior approval of the California Insurance Commissioner is limited to the greater of 10% of policyholders' surplus (shareholders' equity adjusted to a statutory basis) as of the preceding December 31, or the net income of the preceding calendar year. In 1999, the maximum dividend would be limited to 10% of policyholders' surplus of GPIC at December 31, 1998 or approximately $2.4 million. Statutory policyholders' surplus and net income of GPIC is as follows (in thousands):

                                                         1996       1997       1998
                                                        -------    -------    -------
Statutory policyholders' surplus......................  $26,765    $25,580    $24,232
Net income............................................  $ 2,758    $ 1,627    $   913

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

     GPIC paid National $2.5 million in dividends in 1998 and in 1997. There were no cash dividends paid by GPIC in 1996.

15. COMMITMENTS

     The Company leases its principal offices located in South San Francisco, California, which are used as the Company's headquarters and as the primary operations center for GPIC, PMSIS, Fastrac, and Pinnacle Data. In addition the Company leases space in Concord, California, which is used by Pinnacle Data primarily for making manual flood zone determinations. The Company leases space in Springfield, Ohio, which is used by Fastrac with respect to its motor vehicle insurance tracking and outsourcing operations. The Company leases space in Chantilly, Virginia and Warwick, Rhode Island, which is used as the primary operations centers of PinTax. The Company leases space in Tucson, Arizona, which is used by Pinnacle Data, PinTax and Fastrac. The Company also leases other sales and service offices. Rental expense under operating leases was $1,175,000, $1,447,000, and $2,837,000 in 1996, 1997, and 1998, respectively.

     National has entered into employment contracts with certain key employees which are not at-will employment agreements. Base compensation expense (not including bonus or commission) under such employment contracts was, $286,019, $590,000 and $590,000 in 1996, 1997 and 1998, respectively. In addition, in 1996
National paid $1,328,200 to certain individuals upon a change of control of the Company. As of December 31, 1998, National had commitments for such future compensation with respect to employment contracts with Mark Speizer and Bruce Cole.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     The future minimum payments due under commitments at December 31, 1998 are as follows (in thousands):

                                                        OPERATING    EMPLOYMENT
           FOR THE YEAR ENDING DECEMBER 31,              LEASES      AGREEMENTS
           --------------------------------             ---------    ----------
1999..................................................   $ 3,261        $306
2000..................................................     2,197          --
2001..................................................     1,920          --
2002..................................................     1,658          --
2003..................................................     1,585          --
                                                         -------        ----
Total minimum payments................................   $10,621        $306
                                                         =======        ====

     In late December 1998 and early 1999 the Company entered into Retention and Modification of At-Will Employment Agreements ("Agreements") with certain employees as an incentive to keep the services of such employees available to the Company during the pendency of the Merger, as defined in Note 20 of Notes to Consolidated Financial Statements, and thereafter. Total potential payments under such agreements are $621,000 subject to certain contingencies. Of the total potential payments, $62,000 was paid in January 1999, $180,000 will be payable in 2000 contingent only upon the individual's continued employment and the remainder is payable in 1999 and 2000 contingent upon consummation of the Merger and the individuals' continued employment. The cost of such agreements will be recorded as expense on a pro rata basis over the respective service periods.

     16. PROPOSITION 103

     On October 25, 1995, GPIC entered into a stipulation and consent order with the California Insurance Department to resolve GPIC's rollback obligation related to California Proposition 103. Pursuant to that settlement, GPIC agreed to pay the sum of approximately $4.1 million as a rollback refund to its policyholders for the rollback year. The Company issued the refund checks during the first quarter of 1996. The rollback refund was paid to each eligible policyholder in the proportion that the written premium for each policyholder bears to GPIC's total written premiums in California for policies in Proposition 103 lines issued or renewed during the rollback year. Pursuant to the settlement, the rollback refund constitutes GPIC's entire rollback obligation and fully discharges GPIC and extinguishes all of its obligations to rollback rates, make refunds to policyholders, or pay interest to policyholders. The Department has agreed to seek no further rollbacks or interest against GPIC for the rollback year. Also, the settlement approves all rate filings which received interim approvals for current rate levels made since 1989, and all rates and rate levels charged by GPIC from time to time between November 8, 1989 and the date the settlements were approved.

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

     Risks reinsured would become a liability of GPIC in the event any reinsurer is unable or will not fulfill the obligations assumed under the agreements. GPIC limits its credit risk associated with reinsurance recoverables by evaluating the financial condition of members of the reinsurance pool, and diversifying the pool participants. For the years ended December 31, 1996, 1997 and 1998, there were no receivables recorded under reinsurance treaties.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     For the years ended December 31, 1996, 1997, and 1998, ceded reinsurance premiums, exclusive of flood reinsurance premiums, were $691,000, $780,338, and $684,396, respectively, and with respect to losses in such years, there were no ceded reinsurance losses.

     GPIC is also a "Write Your Own" ("WYO") carrier under the National Flood Insurance Program. The premiums written and the insurance risks under the WYO program are ceded to the Federal Emergency Management Agency ("FEMA"). The form of this treaty is the actual assumption of liability by FEMA and, accordingly, amounts are excluded from net premiums and accounts receivable and reserve for losses and LAE. For the years ended December 31, 1996, 1997, and 1998, ceded reinsurance premiums for this program were $2,268,000, $2,859,438, and $2,952,307, respectively.

18. MAJOR CUSTOMERS

     During 1996, National and Subsidiaries derived 9% of total revenues from one customer, of which all was for insurance services. During 1997, National and Subsidiaries derived 11.8% of total revenues from one customer, all of which was for insurance services. In the second half of 1997 the Company received notice that such customer and one other customer, which, combined, accounted for 18.8% of consolidated revenues in 1997, would not renew their hazard tracking, outsourcing and lender-placed insurance contracts. During 1998, the Company derived 10% of total revenues from one customer for insurance and flood zone determination services.

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

     One of the companies which provides reinsurance to the Company is Constitution Reinsurance Corporation. Bard E. Bunaes, a director of the Company, is also Chairman of the Board and Chief Executive Officer of Constitution Reinsurance Corporation. Constitution Reinsurance Corporation has been a reinsurer of the Company in excess of 15 years. In 1996, 1997 and 1998 premiums paid to Constitution Reinsurance Corporation by the Company with respect to such reinsurance totaled approximately $34,000, $70,000 and $64,000, respectively.

     In September 1998 National entered into a consulting agreement with Scorpion Holdings, Inc., a Delaware corporation ("Scorpion"), an affiliate of Scorpion Acquisition, pursuant to which Scorpion agreed to provide certain consulting and advisory services National may from time to time request. The term of the consulting agreement is for one (1) year, which expires on September 10, 1999. Pursuant to the consulting agreement, Scorpion receives an annual fee of $48,000 plus reimbursement for reasonable out-of-pocket costs and expenses. Based upon information furnished to the Company the Company understands that Mr. Brandolini was the sole shareholder, a director and chief executive officer of Scorpion. Mr. McCarthy was a director and president of Scorpion.

     In July, 1997, an affiliate of Scorpion, known as Scorpion Acquisition, LLC ("Scorpion Acquisition"), sold to Mark A. Speizer certain rights previously granted to Scorpion Acquisition by Mr. Speizer to acquire shares of National owned by Mr. Speizer. In consideration for sale of such rights to Mr. Speizer, Mr. Speizer will pay to Scorpion Acquisition an amount equal to the greater of $4,000,000 or 50% of the notional profits that would have been earned on a notional 924,000 shares of Common Stock with a notional cost of $7.75 per share, each subject to certain defined adjustments. Profits are determined by reference to the average closing price of Common Stock (and the average closing price of securities other than Common Stock paid by dividend, spin-off or otherwise on Common Stock ["Distributed Stock']) during the fifteen business days

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES preceding and the fifteen business days following June 30, 2002, or if Scorpion Acquisition has made an election permitted under its purchase agreement with Mr. Speizer, that date between January 1, 2000 and June 30, 2002 that is so elected. Mr. Speizer may pay the purchase price in cash or in shares of National or shares of Distributed Stock subject to having received any necessary approvals or exemptions from the California Insurance Commissioner as may be required by statute or regulation.

     In August 1997, National invested $100,000 for a limited partnership interest in Pizza Partners, L.P., a Delaware limited partnership. Among other things, such partnership was formed to acquire a number of Pizza Hut restaurants in Northern California, Oregon and Nevada. The investment was identified and recommended to the Company by Scorpion. Effective January 1, 1999 National assigned its entire interest in Pizza Partners, L.P. to Pizza Investments (BVI), Ltd. for $110,000 and withdrew as a partner of Pizza Partners L.P. Scorpion is a financial advisor to Pizza Investments (BVI) Ltd.

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

20. CHANGE IN CONTROL

     Effective as of November 17, 1998 National and The First American Financial Corporation, a California corporation ("FAFCO"), approved an agreement to merge (the "Merger Agreement") National with a subsidiary of FAFCO (the "Merger"). As a result of this Merger, National would become a wholly owned subsidiary of FAFCO and FAFCO would issue to National stockholders 0.67 of a share of FAFCO common stock for each share of National common stock that they own in exchange for their shares of National common stock. The Merger is subject to, among other things, the approval of the California Department of Insurance and the approval of a majority of the outstanding shares of National. A special meeting of the shareholders of National is required to be held to obtain the approval of such shareholders.

     National has incurred costs totaling $587,000 as of December 31, 1998 in connection with the negotiation of the Merger Agreement and in preparation for the consummation of the Merger, and additional costs will be incurred prior to the consummation of the Merger. All of such costs have been deferred and reported as Other Assets on the Balance Sheet. Such costs are not reflected in the Consolidated Statements of Operations and Comprehensive Income included in this Report. If the Merger is consummated, such costs will be recorded as expense in the future financial statements of National, as a subsidiary of FAFCO. If the Merger is not consummated, such costs will be recorded as expense by National in the quarter in which the Merger transaction is abandoned. If the Merger is abandoned such costs would have a material adverse effect on the net income and earnings per share of National for the quarter and the calendar year in which the Merger is abandoned.

     Pursuant to an Option and Stock Purchase Agreement entered into on May 1, 1996, between Howard L. Herman, a founder and former director of the Company, and certain of Mr. Herman's relatives, and Mark A. Speizer, it was agreed that 824,295 shares of Common Stock of the Company (the "Herman shares") would be sold to Mr. Speizer. 788,795 of the Herman Shares were purchased on May 31, 1996 and the remaining shares were purchased on June 18, 1996. At the annual meeting of shareholders held on July 11, 1996, the slate of directors nominated by the Board of Directors was elected. Following the annual meeting, Mr. Speizer was elected Chairman of the Board and Chief Executive Officer of the Company and each of its wholly-owned

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES subsidiaries. In June 1996, the Company accrued $1.4 million of expense as a result of retention agreements entered into with certain executives. The purpose of the agreements was to ensure the availability and employment of those executives through the transition following the change of control of the Company which occurred in July 1996.

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

     As consideration for the acquisition of certain assets of ARTS. New Arts paid $9.8 million in cash and agreed to assume certain liabilities of ARTS. Pursuant to the Agreement, if the cash revenue received by the Company for certain contracts of PinTax exceeded certain targets for the twelve months ended and including April 30, 1998, PinTax was required to pay additional consideration of up to $4 million according to a formula as set forth in the Agreement ("Additional Consideration"). The Company paid $2.5 million of Additional Consideration in 1998, of which $1.5 million was paid in cash and $1.0 million was paid in the form of the Purchaser Note described in Note 7 of Notes to Consolidated Financial Statements. The Additional Consideration was recorded as goodwill.

     The PinTax Acquisition was accounted for as a purchase of assets. The fair market value of the assets acquired from ARTS was approximately $4.4 million. The fair market value of liabilities assumed was approximately $7.3 million, including approximately $7 million of deferred revenue related to ARTS' then existing portfolio of loans. The amount of goodwill recorded as of the date of PinTax Acquisition was $12.7 million, which is being amortized over a 25 year period as a result of long standing vendor and customer relationships.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     The following pro forma financial statements reflect the results of operations for 1996 and 1997 as though the PinTax Acquisition had occurred at the beginning of the respective periods. The pro forma figures include the following adjustments: (i) goodwill amortization expense of $510,000 in 1996 and $379,000 in 1997; (ii) a reduction in investment income on investments not purchased as part of the PinTax Acquisition of $635,000 and $11,000 in 1996 and 1997, respectively, which had been credited to ARTS' expenses; and, (iii) interest on the debt incurred in connections with the PinTax Acquisition of $868,000 in 1996 and $590,000 in 1997.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                (FIGURES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        COMBINED PRO FORMA
                                                           (UNAUDITED)
                                                        ------------------    AUDITED
                                                         1996       1997       1998
                                                        -------    -------    -------
Revenues..............................................  $49,082    $58,648    $66,552
Expenses..............................................   48,029     54,361     62,923
                                                        -------    -------    -------
Income before taxes...................................    1,053      4,287      3,629
Tax provision.........................................       77      1,266        812
                                                        -------    -------    -------
Net income............................................  $   976    $ 3,021    $ 2,817
                                                        =======    =======    =======
Net income per share:
  Basic...............................................  $  0.24    $  0.77    $  0.69
                                                        =======    =======    =======
  Diluted.............................................  $  0.24    $  0.73    $  0.65
                                                        =======    =======    =======

23. SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

     The principal segments of the Company are the following:

Real Estate Tracking and
Outsourcing Services..........   The Company, through the Pinnacle Companies,
                                 provides real estate tracking and outsourcing services to its mortgage lending customers.
                                 These services include flood zone
                                 determinations, real estate tax tracking and outsourcing and hazard insurance tracking and outsourcing.

Motor Vehicle Insurance
Tracking and Outsourcing
Services......................   The Company, through its Fastrac subsidiary,
                                 provides multiple tracking features for motor vehicle and other consumer loans and lease portfolios of its clients and performs certain of the client tasks on an outsourced basis.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

Insurance Products............   The Company, through its wholly-owned
                                 subsidiary Great Pacific Insurance Company
                                 ("GPIC") provides specialized, fire, allied peril or physical damage insurance (generally referred to as "lender-placed" insurance) in 48 states and the District of Columbia and through nonaffiliated insurance companies in the remainder of the United States. The Company also provides flood insurance, for which the risk is assumed by an agency of the U.S.
                                 Government under the National Flood Insurance
                                 Program ("NFIP"). In addition, the Company provides fire and allied peril insurance with respect to properties on which financial institutions have foreclosed, and physical damage insurance on motor vehicles.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment data includes intersegment revenues. The Company evaluates the performance of its segments based on profit or loss from operations before income taxes.

     The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business requires different technology and marketing strategies.

     In 1998, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. All information services were combined as one segment prior to 1998. The Company has determined that it is impracticable to restate segment information for earlier periods based on the reportable segments in 1998.

     The table below presents information about reported segments for the years ending December 31 (in thousands). Asset information by reportable segment for the new segments is not reported for 1998 since the Company does not produce such information internally:

                                                                  MOTOR VEHICLE
                                                 REAL ESTATE        INSURANCE
                                                  TRACKING          TRACKING
                                               AND OUTSOURCING   AND OUTSOURCING   INSURANCE
                                                  SERVICES          SERVICES       PRODUCTS    TOTALS
                                               ---------------   ---------------   ---------   -------
1998:
Operating revenues...........................      $40,701           $12,101        $16,520    $69,322
Interest and investment revenue..............      $    24           $     3        $ 1,608    $ 1,635
Interest expense.............................      $ 1,074           $    --        $    --    $ 1,074
Depreciation and amortization................      $ 1,354           $   495        $   494    $ 2,343
Segment profit (loss)........................      $ 4,155           $(1,316)       $   906    $ 3,745

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                                                              INFORMATION    INSURANCE
                                                               SERVICES      PRODUCTS     TOTALS
                                                              -----------    ---------    -------
1998:
Operating revenues..........................................    $52,802       $16,520     $69,322
Interest and investment revenue.............................    $    27       $ 1,608     $ 1,635
Interest expense............................................    $ 1,074       $    --     $ 1,074
Depreciation and amortization...............................    $ 1,849       $   494     $ 2,343
Segment profit..............................................    $ 2,839       $   906     $ 3,745
Total assets................................................    $25,613       $37,454     $63,067

1997:
Operating revenues..........................................    $37,204       $20,001     $57,205
Interest and investment revenue.............................    $   110       $ 1,635     $ 1,745
Interest expense............................................    $   277       $    --     $   277
Depreciation and amortization...............................    $ 1,102       $   336     $ 1,438
Segment profit..............................................    $ 2,296       $ 2,233     $ 4,529
Total assets................................................    $25,686       $44,776     $70,462

1996:
Operating revenues..........................................    $26,698       $14,432     $41,130
Interest and investment revenue.............................    $   140       $ 1,821     $ 1,961
Interest expense............................................    $    --       $    --     $    --
Depreciation and amortization...............................    $ 1,278       $   467     $ 1,745
Segment profit..............................................    $   352       $ 3,146     $ 3,498
Total assets................................................    $ 8,618       $43,445     $52,063

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

     Reconciliations of the above segment totals to the consolidated totals for the years ended December 31 are as follows (in thousands):

                                                               1996       1997       1998
                                                              -------    -------    -------
REVENUES
Total operating revenues for reportable segments............  $41,130    $57,205    $69,322
Total interest and investment revenues from reportable
  segments..................................................    1,961      1,745      1,635
Elimination of intersegment revenue.........................   (2,422)    (5,966)    (4,405)
Other revenues..............................................       14         94         --
                                                              -------    -------    -------
          Consolidated totals...............................  $40,683    $53,078    $66,552
                                                              =======    =======    =======
PROFIT
Total profit for reportable segments........................  $ 3,498    $ 4,529    $ 3,745
Corporate income (expenses).................................   (1,940)       173       (116)
                                                              -------    -------    -------
          Income before income taxes........................  $ 1,558    $ 4,702    $ 3,629
                                                              =======    =======    =======
ASSETS
Total assets for reportable segments........................  $52,063    $70,462    $63,067
Eliminations................................................   (8,493)    (7,789)    (5,770)
Corporate assets............................................    3,542      4,069     10,644
                                                              -------    -------    -------
          Consolidated totals...............................  $47,112    $66,742    $67,941
                                                              =======    =======    =======
OTHER SIGNIFICANT ITEMS
Interest and investment revenue -- segment totals...........  $ 1,961    $ 1,745    $ 1,635
Adjustment..................................................       14         94         --
                                                              -------    -------    -------
          Consolidated totals...............................  $ 1,975    $ 1,839    $ 1,635
                                                              =======    =======    =======
Interest expense -- segment totals..........................  $    --    $   277    $ 1,074
Adjustment..................................................       71        145         40
                                                              -------    -------    -------
          Consolidated totals...............................  $    71    $   422    $ 1,114
                                                              =======    =======    =======
Depreciation and amortization expense -- segment totals.....  $ 1,745    $ 1,438    $ 2,343
Adjustment..................................................       10         98        115
                                                              -------    -------    -------
          Consolidated totals...............................  $ 1,755    $ 1,536    $ 2,458
                                                              =======    =======    =======

     The adjustments above represent the amount of expenses incurred for the corporate headquarters, which is not included in segment information.

     All revenues derived from external customers are generated in the United States, which is the Company's country of domicile. All long-lived assets are also located in the United States.

     During 1998, revenues from one customer of the Company's real estate tracking and outsourcing services and insurance products segments represent approximately $6.6 million of the Company's consolidated revenues.

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

24. RESULTS BY QUARTER (UNAUDITED)

                                                 QUARTER ENDED
                              ---------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                1997        1997         1997            1997
                              ---------   --------   -------------   ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue...............   $10,914    $12,593       $13,227        $16,342
Income before provision for
  income taxes..............     1,179      1,335         1,361            828
Net income..................       802        838           878            749
Net income per
  share-diluted.............   $  0.20    $  0.21       $  0.22        $  0.18
Net income per
  share-basic...............   $  0.21    $  0.21       $  0.22        $  0.19

                                                 QUARTER ENDED
                              ---------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                1998        1998         1998            1998
                              ---------   --------   -------------   ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue...............   $15,979    $16,643       $16,994        $16,935
Income before provision for
  income taxes..............       882        618           809          1,320
Net income..................       588        427           940            862
Net income per
  share-diluted.............   $  0.14    $  0.10       $  0.22        $  0.20
Net income per
  share-basic...............   $  0.15    $  0.10       $  0.23        $  0.21

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

     Our report on the consolidated financial statements of National Information Group and its subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

February 15, 1999

                                   SCHEDULE I
                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                       SUMMARY OF INVESTMENTS OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1998

                                                                                       AMOUNT AT
                                          NUMBER OF                                   WHICH SHOWN
                                          SHARES OR                     MARKET          IN THE
                                          PRINCIPAL       COST           VALUE       BALANCE SHEET
                                          ---------    -----------    -----------    -------------
Fixed Maturities:
  Bonds and notes:
     U.S. Government securities.........               $ 1,149,811    $ 1,158,078     $ 1,158,078
     Municipalities.....................                 4,030,537      4,103,355       4,103,355
     States.............................                 1,327,825      1,353,234       1,353,234
     Corporate..........................                 1,293,826      1,302,247       1,302,247
     Certificates of deposit............                 3,067,496      3,067,496       3,067,496
     Mortgage-backed securities.........                    26,656         26,656          26,656
                                                       -----------    -----------     -----------
          Total Fixed Maturities........                10,896,151     11,011,066      11,011,066
                                                       -----------    -----------     -----------
Equity Securities:
  Preferred stock
     Public Utilities...................   51,564        1,685,395      1,765,803       1,765,803
     Financial Institutions.............   78,000        2,039,750      2,080,875       2,080,875
     Industrial.........................   39,000        1,078,250      1,076,750       1,076,750
  Common stock
     Industrial.........................   14,000          146,400         89,688          89,688
     Other..............................                   222,220        222,220         222,220
                                                       -----------    -----------     -----------
          Total Equity Securities.......                 5,172,015      5,235,336       5,235,336
                                                       -----------    -----------     -----------
  Short-term Investments................                 3,438,124      3,438,124       3,438,124
                                                       -----------    -----------     -----------
          Total Investments.............               $19,506,290    $19,684,526     $19,684,526
                                                       ===========    ===========     ===========

                                                                     SCHEDULE II

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                  AS OF DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Short-term investment and cash..............................  $   153,350    $   248,963
Investments in subsidiaries.................................   25,902,253     23,707,590
Receivable from subsidiaries................................    2,762,350      5,174,090
Federal and state income taxes receivables..................      484,990      2,880,272
Deferred federal income taxes receivables...................      153,113        184,805
Other assets................................................      514,929      2,155,826
                                                              -----------    -----------
          Total assets......................................  $29,970,985    $34,351,546
                                                              ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities.........................................  $ 1,857,222    $ 1,999,584
Notes payable(1)............................................      333,333      2,000,000
                                                              -----------    -----------
          Total liabilities.................................    2,190,555      3,999,584
                                                              -----------    -----------
Shareholders' equity
  Common stock..............................................   18,610,173     19,749,337
  Retained earnings.........................................    9,170,257     10,602,625
                                                              -----------    -----------
          Total shareholders' equity........................   27,780,430     30,351,962
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $29,970,985    $34,351,546
                                                              ===========    ===========

---------------
(1) Notes payable balances as of December 31, 1997 and 1998 are due in less than one year.

                                                                     SCHEDULE II

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Net investment income..................................  $   14,495    $  105,251    $      348
Operating expenses.....................................      29,229        69,978      (116,032)
(Provision for) benefit from income taxes..............    (991,959)      139,020     2,508,624
Equity in net income of subsidiaries...................   2,221,737     2,951,733       424,736
                                                         ----------    ----------    ----------
     Net income........................................  $1,273,502    $3,265,982    $2,817,676
                                                         ==========    ==========    ==========

                                                                     SCHEDULE II

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................  $ 1,273,502    $ 3,265,982    $ 2,817,676
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Undistributed equity in net income of
     subsidiaries...................................   (2,221,737)    (2,951,733)      (424,736)
  Increase in taxes receivable......................     (241,060)    (1,320,368)    (2,426,974)
  Other.............................................    5,149,149      1,792,635     (3,910,273)
                                                      -----------    -----------    -----------
Net cash provided (used) by operating activities....    3,959,854        786,516     (3,944,307)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments.............................           --     (2,393,731)        (2,220)
Maturity of investments.............................      143,000      2,173,731             --
                                                      -----------    -----------    -----------
Net cash provided (used) by investing activities....      143,000       (220,000)        (2,220)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions.................           --      4,495,000      2,500,000
Dividends paid......................................           --     (5,103,706)    (1,265,910)
Proceeds from stock options exercised...............      188,601      1,018,385      1,139,164
Repurchase of common stock..........................   (5,667,365)            --             --
Proceeds from (payment to) notes payable............    1,333,333     (1,000,000)     1,666,666
                                                      -----------    -----------    -----------
Net cash provided (used) by financing activities....   (4,145,431)      (590,321)     4,039,920
                                                      -----------    -----------    -----------
Net change in cash..................................      (42,577)       (23,805)        93,393
Cash at beginning of year...........................         (268)       (42,845)       (66,650)
                                                      -----------    -----------    -----------
Cash at end of year.................................  $   (42,845)   $   (66,650)   $    26,743
                                                      ===========    ===========    ===========

                                                                    SCHEDULE III

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
                          PROPERTY CASUALTY OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
Deferred policy acquisition costs...................  $ 2,186,586    $ 2,704,326    $ 2,197,827
Reserves for unpaid claims and claims adjustment
  expenses..........................................    2,198,478      3,231,589      2,484,517
Unearned premiums...................................    4,753,448      6,216,693      4,994,616
Earned premiums.....................................   13,585,007     19,037,427     15,512,202
Net investment income...............................    1,974,925      1,838,888      1,635,525
Claims and claim adjustment expenses incurred
  related to:
  Current year......................................    3,971,000      6,364,000      6,307,000
  Prior year........................................       31,000        119,000       (892,000)
Amortization of deferred policy acquisition costs...    6,296,010      8,643,187      7,911,479
Paid claims and claim adjustment expense............    4,859,000      5,449,000      6,162,000
Net premiums written................................   12,635,058     20,500,672     14,290,125

                                                                     SCHEDULE IV

                  NATIONAL INFORMATION GROUP AND SUBSIDIARIES

                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                               PERCENTAGE
                                                       CEDED         ASSUMED                   OF AMOUNT
                                       GROSS         TO OTHER       FROM OTHER                  ASSUMED
                                      AMOUNT         COMPANIES      COMPANIES    NET AMOUNT      TO NET
                                    -----------   ---------------   ----------   -----------   ----------
Fire and allied lines insurance
  premiums:
  Year ended December 31, 1998....  $14,605,460     $  684,396       $   (723)   $13,920,341      (0.0)%
                                    ===========     ==========       ========    ===========      ====
  Year ended December 31, 1997....  $20,326,220     $  780,338       $ (9,689)   $19,536,193      (0.0)%
                                    ===========     ==========       ========    ===========      ====
  Year ended December 31, 1996....  $13,005,117     $  691,208       $(29,511)   $12,284,398      (0.2)%
                                    ===========     ==========       ========    ===========      ====
Auto physical damage insurance
  premiums:
  Year ended December 31, 1998....  $   357,588     $       --       $     --    $   375,588       0.0%
                                    ===========     ==========       ========    ===========      ====
  Year ended December 31, 1997....  $   672,540     $       --       $     --    $   672,540       0.0%
                                    ===========     ==========       ========    ===========      ====
  Year ended December 31, 1996....  $   (18,430)    $       --       $     --    $   (18,430)      0.0%
                                    ===========     ==========       ========    ===========      ====
Flood insurance premiums:
  Year ended December 31, 1998....  $ 2,952,307     $2,952,307       $     --    $        --       0.0%
                                    ===========     ==========       ========    ===========      ====
  Year ended December 31, 1997....  $ 2,859,438     $2,859,438       $     --    $        --       0.0%
                                    ===========     ==========       ========    ===========      ====
  Year ended December 31, 1996....  $ 2,267,703     $2,267,703       $     --    $        --       0.0%
                                    ===========     ==========       ========    ===========      ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California.

                                          NATIONAL INFORMATION GROUP
                                          a California corporation

Date: March 22, 1999                      By:   /s/ ROBERT P. BARBAROWICZ
                                            ------------------------------------
                                                   Robert P. Barbarowicz,
                                                 Executive Vice President,
                                               General Counsel and Secretary

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

                   SIGNATURE                                       TITLE                      DATE
                   ---------                                       -----                      ----
              /s/ MARK A. SPEIZER                   Director, Chief Executive Officer,   March 22, 1999
------------------------------------------------         and Chairman of the Board
                Mark A. Speizer

               /s/ BRUCE A. COLE                          Director and President         March 22, 1999
------------------------------------------------
                 Bruce A. Cole

               /s/ RORY C. SNYDER                      Vice President, Treasurer and     March 22, 1999
------------------------------------------------    Controller (Principal Financial and
                 Rory C. Snyder                             Accounting Officer)

               /s/ BARD E. BUNAES                                Director                March 22, 1999
------------------------------------------------
                 Bard E. Bunaes

            /s/ LAWRENCE M. GOODMAN                              Director                March 22, 1999
------------------------------------------------
              Lawrence M. Goodman

               /s/ SAUL B. JODEL                                 Director                March 22, 1999
------------------------------------------------
                 Saul B. Jodel

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of merger, dated as of November 17, 1998 by and among The First American Financial Corporation, Pea
          Soup Acquisition Corp. and National Information Group.(13)
 3.1      Articles of Incorporation of Company, as Amended
 3.2      Bylaws of Company(1)
10.1      1986 Stock Option Plan, as amended through July 11, 1997(10)
10.2      1991 Director Option Plan, as amended through May 23,
          1995(4)
10.3      Memoranda of Reinsurance as to First and Second Property Per
          Risk Excess of Loss Reinsurance Agreements and the First,
          Second and Third Property Catastrophe Excess Reinsurance
          Agreements (1997)(6)
10.4      Memoranda of Reinsurance as to First Property Per Risk
          Excess of Loss Reinsurance Agreements and the First, Second
          and Third Property Catastrophe Excess Reinsurance Agreements
          (1998)(10)
10.5      Memoranda of Reinsurance as to First Property Per Risk
          Excess of Loss Reinsurance Agreements and the First, Second
          and Third Property Catastrophe Excess Reinsurance Agreements
          (1999)
10.6      Lease Agreement dated March 20, 1995 between Thomas H.
          Lagos, James H. Lagos and Fastrac Systems, Inc., Insurance
          Agent and Broker for the premises located at One South
          Limestone Street, Springfield, Ohio(4)
10.7      Lease Agreement dated June 3, 1992 between the Company and
          Tomoe Investment & Development, Inc. for the premises
          located at 395 Oyster Point Boulevard, Suite 500, South San
          Francisco, California(2)
10.8      Form of First Amendment of Oyster Point Marina Business Park
          Office Lease (Suite 500) dated September 29, 1993 between
          Tomoe Investment & Development, Inc. and National Insurance
          Group(3)
10.9      Assignment and Assumption of Lease dated August 1, 1993
          between San Mateo Financial Corporation and National
          Insurance Group for the premises located at 395 Oyster Point
          Boulevard, Suite 550, South San Francisco, California(3)
10.10     Form of First Amendment of Oyster Point Marina Business Park
          Office Lease (Suite 550) dated September 29, 1993 between
          Tomoe Investment & Development, Inc. and National Insurance
          Group(3)
10.11     Office Lease dated January 1, 1998 between Pinnacle Data
          Corporation and Systron Business Center, LLC, for the
          premises at 2727 Systron Drive, Concord, California
          (exhibits omitted)(10).
10.12     Form of Indemnification Agreement between Registrant and its officers and directors(3)
10.13     Mark A. Speizer Employment Agreement dated July 11, 1996 by and between National and Mark A. Speizer(5)
10.14     Bruce A. Cole Employment Agreement dated July 11, 1996 by
          and between National and Bruce A. Cole(5)
10.15     Employment Agreement effective August 12, 1996 by and
          between National and Robert P. Barbarowicz(9)
10.16     Employment Agreement dated May 7, 1997 by and between
          National and Douglas H. Helm(7)
10.17     First Amendment to At Will Employment Agreement by and
          between National Information Group and Douglas H. Helm dated
          April 15, 1998(11)
10.18     Assets Purchase Agreement by and among New ARTS Acquisition,
          Inc., National Insurance Group, American Realty Tax
          Services, Inc., American Realty Tax Services of New York,
          Inc., and Certain Shareholders dated August 15, 1997 and
          Amendment No. 1 to Assets Purchase Agreement dated September
          18, 1997(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.19     Credit Terms and Conditions dated April 2, 1997, by and
          between National Insurance Group and Imperial Bank and
          Amendment No. 1 to Credit Terms and Conditions dated
          September 17, 1997, by and between National Insurance Group and Imperial Bank(9)
10.20     Credit Terms and Conditions dated September 11, 1997, by and between New Arts Acquisition, Inc. and Imperial Bank(9)
10.21     Note dated September 11, 1997, made by New Arts Acquisition,
          Inc. payable to Imperial Bank in the original principal
          amount of $11,268,000(9)
10.22     Addendum to Note dated September 11, 1997, made by New Arts
          Acquisition, Inc.(9)
10.23     Note dated September 11, 1997, made by National Insurance
          Group payable to Imperial Bank in the original principal
          amount of $1,000,000(9)
10.24     Letter Amendment dated March 20, 1998 which amends the Note dated September 11, 1997, made by National Insurance Group payable to Imperial Bank in the original principal amount of
          $1,000,000(10)
10.25     Continuing Guarantee dated September 11, 1997, by National
          Insurance Group for the benefit of Imperial Bank(9)
10.26     General Security Agreement dated September 11, 1997, by New
          Arts Acquisition, Inc. for the benefit of Imperial Bank(9)
10.27     Pledge Agreement dated September 10, 1996, by and between
          National Insurance Group and Imperial Bank, as amended by
          Amendment No. 1 to Pledge Agreement dated April 2, 1997, and as further amended by Amendment No. 2 to Pledge Agreement
          dated September 18, 1997(9)
10.28     401(k) Plan, First Amendment to 401(k) Plan and
          Participation Agreements(9)
10.29     401(k) Plan, as amended, dated as of October 1, 1997,
          ValuSelect Trust Agreement, and Adoption Agreement(10)
10.30     Amendment No. 2 to Credit Terms and Conditions, dated May
          12, 1998 to Credit Terms and Conditions, dated as of April
          2, 1997 between Imperial Bank and National Information
          Group(11)
10.31     Note dated May 12, 1998, made by New Arts Acquisition, Inc.
          payable to Imperial Bank in the original principal amount of
          $11,268,000(11)
10.32     Purchaser note dated May 26, 1998, made by New Arts
          Acquisition, Inc., payable to JMD Group, Inc. in the
          original amount of $1,027,768(11)
10.33     Lease dated June 24, 1998 between BD 34th Properties, Inc.
          and National Information Group for the premises located at
          Building 302 at 6950 South Country Club, Tucson, Arizona(11)
10.34     Deed of Lease dated May 8, 1998 between FCP-Dulles Business
          Park I, L.C. and Pinnacle Real Estate Tax Services, Inc. for
          the premises located at 14026 Thunderbolt Place, Suite 200,
          Chantilly, Virginia(11)
10.35     Amendment No. 3 to Credit Terms and Conditions, dated
          September 22, 1998 to Credit Terms and Conditions, dated as of April 2, 1997 between Imperial Bank and National
          Information Group(12)
10.36     Amendment No. 3 to Pledge Agreement, dated September 22,
          1998 Pledge Agreement, dated as of September 10, 1996
          between Imperial Bank and National Information Group(12)
10.37     Note dated September 22, 1998, made by National Information
          Group payable to Imperial Bank in the original principal
          amount of $4,275,000(12)
10.38     Voting Agreement, dated as of November 17, 1998 by and among
          The First American Financial Corporation, Mark A. Speizer
          and Bruce A. Cole(13)
10.39     Employment Agreement by and among The First American
          Financial Corporation, National Information Group and Mark
          A. Speizer dated as of November 17, 1998

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.40     Employment Agreement by and among The First American
          Financial Corporation, National Information Group and Bruce
          A. Cole dated as of November 17, 1998
10.41     Retention and Modification of At Will Employment Agreement
          by and between National Information Group and Gerry Gauer
          dated as of February 3, 1999
10.42     Retention and Modification of At Will Employment Agreement
          by and between National Information Group and George Jump
          dated as of January 4, 1999
11.1      Computation of Weighted Average Shares Outstanding and
          Earnings per Share
21.1      Subsidiaries of Company(10)
24.1      Power of Attorney
27.1      Financial Data Schedule

---------------
 (1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (No. 33-14940) which became effective July 21, 1987.

 (2) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1992.

 (3) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-2 (No. 33-71290) which became effective December 16, 1993.

 (4) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1995.

 (5) Incorporated by reference to exhibits filed with the Company's Form 10-Q/A for the quarter ended June 30, 1996.

 (6) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1996.

 (7) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1997.

 (8) Incorporated by reference to exhibits filed with the Company's Form 8-K dated September 18, 1997.

 (9) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1997.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1997.

(11) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended June 30, 1998.

(12) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the quarter ended September 30, 1998.

(13) Incorporated by reference to exhibits filed with the Company's Form 8-K dated November 17, 1998.

     THE REGISTRANT WILL FURNISH ANY EXHIBIT UPON THE PAYMENT OF A REASONABLE FEE, WHICH FEE SHALL BE LIMITED TO THE REGISTRANT'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBIT.